Form 10-Q
period 1995-09-30
HOLIDAY GULF HOMES INC
filed 1995-11-13
CIK 82179

                      SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                          Washington, D.C. 20549-1004


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended  September 30, 1995               Commission File Number
                                                   Registration Number 0-7205

                           HOLIDAY-GULF HOMES, INC.
            (Exact name of registrant as specified in its charter)

           Minnesota                                      41-0916277
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

4804 Mile Stretch Drive, Holiday, Florida                     34690
 (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (813)  937-3293


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

          Class                            Outstanding at September 30, 1995
Common Stock, $.01 par value                          1,903,853 shares

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - September 30, 1995
          and December 31, 1994........................................  3-4

        Consolidated Statements of Operations - Three
          months ended September 30, 1995 and 1994 and
          the nine months ended September 30, 1995 and 1994............  5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1994 and the nine months ended September 30, 1995............    7

        Consolidated  Statement of Cash Flows for
          the nine months ended September 30, 1995
          and September 30, 1994.......................................    8

        Notes to Consolidated Financial Statements..................... 9-11

        Accountant's Report............................................   12


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   13


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities                                           14

Item 3.   Defaults upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                16



                               PART 1. FINANCIAL INFORMATION

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
ASSETS

                                                              September 30,    December 31,
                                                                1995             1994
                                                              (Unaudited)       (Audited)
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    288,479      $    282,922
  Less:  Accumulated Depreciation                               (217,187)         (211,667)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     71,292      $     71,255
                                                            ------------      ------------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $41,584 in 1995 and
    $39,292 in 1994                                         $     24,727      $     23,939
                                                            ------------      ------------
Net Other Property & Investments                            $     24,727      $     23,939
                                                            ------------      ------------

CURRENT ASSETS

  Certificates of Deposits                                  $     97,156      $    149,037
  Accounts Receivable                                              2,841             2,527
  Prepaids                                                           748             3,355
  Other Receivables                                                3,352             2,992
                                                            ------------      ------------
Total Current Assets                                        $    104,097      $    157,911
                                                            ------------      ------------

OTHER ASSETS

  Deposits                                                  $      2,035      $      3,050
                                                            ------------      ------------
Total Other Assets                                          $      2,035      $      3,050
                                                            ------------      ------------

TOTAL ASSETS                                                $    202,151      $    256,155
                                                            ============      ============

                     See accompanying notes and accountant's report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                              September 30,     December 31,
                                                                 1995              1994
                                                              (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1995 and 1994                            $     19,039      $     19,039
  Paid-In-Capital                                                210,461           266,306
  Retained Earnings (of which $7,882 as of
    September 30, 1995 was  appropriated
    for unclaimed 1993, 1990, 1989 and 1988
    dividends, as of December 31, 1994 $8,007
    was appropriated for unclaimed 1990, 1989
    and 1988 dividends)                                          (50,124)          (49,999)
                                                            ------------      ------------
Total Capital Stock and Retained Earnings                   $    179,376      $    235,346
                                                            ------------      ------------

Total Capitalization                                        $    179,376      $    235,346
                                                            ------------      ------------


CURRENT LIABILITIES

  Accounts Payable                                          $     19,825      $     18,854
  Accrued Liabilities                                              1,250             1,250
  Deferred Income                                                  1,700               705
                                                            ------------      ------------
Total Current Liabilities                                   $     22,775      $     20,809
                                                            ------------      ------------

TOTAL CAPITAL AND LIABILITIES                               $    202,151      $    256,155
                                                            ============      ============





                     See accompanying notes and accountant's report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the nine months ended
                                         September 30,                  September 30,
                                        1995          1994             1995          1994
                                           (Unaudited)                    (Unaudited)
OPERATING REVENUES

  Water                             $    31,510    $    29,991     $    95,465    $   93,844
  Garbage                                26,779         26,652          81,313        80,272
  Streetlights                            8,802          8,661          26,375        26,086
  Transfer & Reconnect Fees                 360            360           1,350         1,410
                                    -----------    -----------     -----------    ----------
Total Operating Revenues            $    67,451    $    65,664     $   204,503    $  201,612
                                    -----------    -----------     -----------    ----------

COST OF SALES

  Garbage                           $    20,523    $    20,523     $    61,569    $   61,569
  Electric                                1,289          1,170           4,117         3,844
  Streetlights                            3,577          3,570          10,762        10,711
  Other Costs                             8,764          7,533          24,692        27,224
                                    -----------    -----------     -----------    ----------
Total Cost of Sales                 $    34,153    $    32,796     $   101,140    $  103,348
                                    -----------    -----------     -----------    ----------
Gross Profit                        $    33,298    $    32,868     $   103,363    $   98,264

OPERATING EXPENSES

  Depreciation & Amortization       $     1,852    $     1,548     $     5,555    $    4,645
  General & Administration               17,535         19,457          60,956        59,617
                                    -----------    -----------     -----------    ----------
Total Operating Expenses            $    19,387    $    21,005     $    66,511    $   64,262
                                    -----------    -----------     -----------    ----------
Operating Income                    $    13,911    $    11,863     $    36,852    $   34,002

OTHER INCOME
  Other Income (loss) net of
    expenses on Non-Utility
    Operations                      $       941    $     1,031     $     2,495    $    2,472
                                    -----------    -----------     -----------    ----------
Net Income Before Income
  Taxes and Extraordinary
  Items                             $    14,852    $    12,894     $    39,347    $   36,474


                      See accompanying notes and accountant's report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the three months ended     For the nine months ended
                                            September 30,                 September 30,
                                          1995           1994            1995           1994
                                             (Unaudited)                    (Unaudited)
PROVISION FOR INCOME TAXES

  Current                           $    2,923     $    2,537      $    7,508     $   6,943
                                    ----------     ----------      ----------     ---------
Total Provision for Income
  Taxes                             $    2,923     $    2,537      $    7,508     $   6,943
                                    ----------     ----------      ----------     ---------

Net Income Before Extraordinary
  Items                             $   11,929     $   10,357      $   31,839     $  29,531

Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      2,923          2,537           7,508         6,943
                                    ----------     ----------      ----------     ---------
NET INCOME                          $   14,852     $   12,894      $   39,347     $  36,474
                                    ==========     ==========      ==========     =========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                             $     .006     $     .006      $     .017     $    .015

Extraordinary Items -Utilization
  of Operating Loss Carryforward    $     .002     $     .001      $     .004     $    .004
                                    ----------     ----------      ----------     ---------

NET EARNINGS PER SHARE              $     .008     $     .007      $     .021     $    .019
                                    ==========     ==========      ==========     =========












                      See accompanying notes and accountant's report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1994 AND THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 1995
                                                  APPROPRIATED  UNAPPROPRIATED     TOTAL
                     COMMON STOCK       CAPITAL     RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS       DEFICIT        EQUITY





December 31, 1993
  (Audited)       1,903,853  $   19,039  $ 266,306  $    6,466     $ (109,314)   $ 182,497
                  ---------  ----------  ---------  ----------     ----------    ---------

Return of Unclaimed
  1993 Dividends       -           -          -          2,335           -           2,335


Payment of 1988,
  1989, 1990 and
  1993 Dividends       -           -          -           (794)          -            (794)

Net Income             -           -          -           -            51,308       51,308
                  ---------  ----------  ---------  ----------     ----------    ---------

December 31, 1994
  (Audited)       1,903,853  $   19,039  $ 266,306  $    8,007     $  (58,006)   $ 235,346
                  ---------  ----------  ---------  ----------     ----------    ---------


Payment of 1988,
  1989, 1990 and
  1993 Dividends       -           -          -           (125)          -            (125)

Payment of 1995
  Dividends                                (55,845)       -           (39,347)     (95,192)

Net Income
  (Unaudited)          -           -          -           -            39,347       39,347
                  ---------  ----------  ---------  ----------     ----------    ---------
September 30, 1995
  (Unaudited)     1,903,853  $   19,039  $ 210,461  $    7,882     $  (58,006)   $ 179,376
                  =========  ==========  =========  ==========     ==========    =========

                      See accompanying notes and accountant's report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the nine months ended
                                                                   September 30,
                                                               1995            1994
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   39,347      $   36,474
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                7,812           6,606
    Change in Assets and Liabilities
      (Increase) decrease in
        Other Receivables                                         (360)         (2,753)
        Accounts Receivable                                       (314)           (617)
        Prepaid Assets                                           2,607           2,018
        Deposits                                                 1,015            -
        Deferred Expenses                                         -               (227)
      Increase (decrease) in
        Accounts Payable                                           971           3,914
        Accrued Expenses                                          -                394
        Deferred Income                                            995             667
                                                            ----------      ----------
Net cash provided by operating activities                   $   52,073      $   46,476
                                                            ----------      ----------
Cash flows from investing activities
    Capital Expenditures                                    $   (8,637)     $   (5,468)
    Payment of Dividends                                       (95,192)           (794)
    Reclaiming Dividends                                          (125)          2,335
                                                            ----------      ----------
Net cash used in investing activities                       $ (103,954)     $   (3,927)
                                                            ----------      ----------
Net increase (decrease) in cash                             $  (51,881)     $   42,549

Cash and cash equivalents at beginning of period               149,037          98,892
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $   97,156      $  141,441
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $     -0-       $     -0-
    Income Tax Paid                                         $     -0-       $     -0-

                      See accompanying notes and accountant's report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation--

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation--

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Recognition of Income from Utility Operations--

        The majority of the Company's revenues are generated by two Utility Companies. These Companies recognize revenues on a monthly basis. The use is based on actual meter readings by an outside firm.

Depreciation--

        Depreciation included in the accompanying financial statements has been provided by the straight-line method at rates calculated to amortize the cost of the assets over their estimated useful lives as follows:

                                                                  YEARS
               Utility Plant and Equipment                       5 - 40
               Building and Improvements                         5 - 30

        Maintenance and repairs of property and equipment are charged to expense as incurred, whereas renewals and betterments are capitalized. When properties are replaced, retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. Any gain or loss is credited or charged to operations.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes--

        The Company and its subsidiaries file consolidated Federal and State Income Tax Returns.

        Investment tax credits (which have been immaterial) are accounted for by the flow-through method as a reduction to the provision for income taxes.

Earnings Per Share--

        Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1994 and for the first nine months of 1995).

(2) - LONG-TERM DEBT:

        There was no debt as of September 30, 1995 or December 31, 1994.

(3) - STOCK OPTION PLAN:

        The Company has adopted a qualified stock option plan whereby options may be granted to key employees to purchase a maximum 50,000 shares of the Company's common stock at not less than 10% of the fair market value of the shares at date of grant. The options are exercisable in installments of not more than 20% of the shares covered thereby during any one-year period, subject to the right of cumulation. The options expire five years from the date of grant. No options have been granted under this plan.

(4) - PROPERTY AND EQUIPMENT:

        The property and equipment accounts consisted of the following at September 30, 1995 and December 31, 1994:
                                             September 30,       December 31,
                                                  1995               1994

    Land and Buildings                       $     66,311        $     63,231
    Utility Plant and Equipment                   288,479             282,922
                                             ------------        ------------
        TOTAL PROPERTY AND EQUIPMENT         $    354,790        $    346,153
    Less: Accumulated Depreciation               (258,771)           (250,959)
                                             ------------        ------------
        NET PROPERTY AND EQUIPMENT           $     96,019        $     95,194
                                             ============        ============

(5) - RELATED PARTY TRANSACTIONS:

        There were no related party transactions during the nine months ended September 30, 1995 and 1994.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) - LEASE:

         The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in November, 1996. The rental is $450 per month.

         The following is a schedule of future minimum rental payments:

            December 31, 1995       $  1,350
            December 31, 1996          4,950
                                    --------
                    Total           $  6,300
                                    ========

(7) - INCOME TAXES:

Components - Current and Deferred--

         The provisions for income taxes consist of the following:

                                             September 30,       December 31,
                                                 1995                1994

        Current                              $      7,508        $     10,243
        Deferred                                     -                   -
                                             ------------        ------------
            INCOME TAX EXPENSE               $      7,508        $     10,243
        Less: Utilization of Operating
                Loss Carryforward                  (7,508)            (10,243)
                                             ------------        ------------
             NET INCOME TAX                  $    NONE           $    NONE
                                             ============        ============

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1994 totaling $418,383 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                    Originated                Expired

                       1983                    1998         $  219,074
                       1984                    1999            171,592
                       1991                    2006             27,717
                                                            ----------
                                                            $  418,383
                                                            ==========

<AUDIT-REPORT>




ACCOUNTANT'S REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 1995 and the related consolidated condensed statements of income, shareholders' equity and cash flows for the nine months then ended September 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated condensed financial statements is the representation of the management of Holiday Gulf Homes, Inc..

      A review of interim financial statements consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 1995 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1994, were audited by us, and we expressed an unqualified opinion on them in our report dated January 11, 1995, but we have not performed any auditing procedures since that date.



                                                ARNOLD AND CO., P.A.





Ocala, Florida
  October 6, 1995




</AUDIT-REPORT>

                   HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

RESULTS OF OPERATIONS:

       For the quarter ended September 30, 1995, revenues increased $1,787 net income increased $1,958 from the same quarter in 1994. For the nine months ended September 30, 1995, revenues increased $2,891 net income increased $2,873 compared to the previous year.

       Operating results include income from other revenues of $941 for the quarter ended September 30, 1995 compared to income of $1,031 for the comparable period ended September 30, 1994.

       Management of the Company does not have any immediate plans for future developments or material capital expenditures. The Company does not currently own any properties for sale, therefore, the revenues from the utility companies and any interest earned will be used for operating expenses.

FINANCIAL CONDITION AND LIQUIDATIONS:

       The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

                                PART II. OTHER INFORMATION
                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

            There were no reportable events for the quarter ended September 30, 1995 nor have there been any material developments during the quarter.

Item 2.  Changes in Securities.

            The rights of the holders of registered securities have not been materially modified, limited or qualified by the issuance or modification of any class of securities.

            There are no working capital restrictions or other limitations upon payment of dividends.

Item 3.  Default upon Senior Securities.

            There have been no defaults in the payment of principal, interest or any other material liabilities.

Item 4.  Submission of Matters to a Vote of Security Holders.

               (a)  Annual Meeting of stockholders was held on June 24, 1995.

               (b)  Elected directors and executive officers were:

                    Linda Emerick     - President and Director
                    Thomas L. Burkett - Vice President and Director
                    Ronnie L. Mohr    - Secretary and Director
                    Eileen Falla      - Treasurer

               (c) Other matters voted upon and the number of affirmative votes and negative votes cast with respect to each such matter.

                    None

Item 5.  Other Information.

            The Company declared and distributed a dividend of $.05 per share in October, 1989. The declared dividend required the use of $95,192 cash.

            The Company declared and distributed a dividend of $.05 per share in December, 1990. The declared dividend required the use of $95,193 cash.

            The Company declared and distributed a dividend of $.05 per share in April, 1993. The declared dividend required the use of $95,192 cash.

            The Company declared and distributed a dividend of $.05 per share in April, 1995. The declared dividend required the use of $95,192 cash.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K.

                                                DESCRIPTION
         (a)  Exhibits                              None

         (b)  Report on Form 8-K                    None

                                        SIGNATURES
                           HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOLIDAY-GULF HOMES, INC.

(Registrant)


DATE: ____________________________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER