Form 10-Q/A
period 1995-09-30
HOLIDAY GULF HOMES INC
filed 1996-01-03
CIK 82179

PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE FINANCIAL DATA SCHEDULES

                      SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                          Washington, D.C. 20549-1004


                             FORM 10-Q AMENDMENT # 1


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

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K.

                                                DESCRIPTION
         (a)  Exhibits                              EX-27

         (b)  Report on Form 8-K                    None

                                        SIGNATURES
                           HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOLIDAY-GULF HOMES, INC.

(Registrant)


DATE: ___JANUARY 2, 1996__________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER