Form 10-K
period 1995-12-31
HOLIDAY GULF HOMES INC
filed 1996-03-06
CIK 82179

                      SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                          Washington, D.C. 20549-1004


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1995         Commission File Number
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

                YES          X                    NO

The number of shares outstanding of the issuer's classes of common stock as of December 31, 1995.

          Class                              Outstanding at  December 31, 1995
Common Stock, $.01 par value                          1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrants as of December 31, 1995: $ .103 per share for 1,903,853 shares totaling $195,973.

                                    PART I

ITEM 1. BUSINESS

      (a)  General Business

           The revenues for the 1995 and 1994 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue. In years prior to 1985 the company was primarily engaged in the development and sales of mid-priced condominiums and single family housing.

      (b)  Narrative Description of Business

          The Company has two utility company subsidiaries and a land development subsidiary. The utility subsidiaries represent the operating source of revenue. These companies bill customers on a monthly basis for water and garbage charges. The utility companies are operated by an outside contractor. The rates charged by the utility companies are set by the Florida Public Service Commission.

      Patents, etc.

          There are no patents, licenses, franchises or concessions held by the Company which it deems important and material for an understanding of its business.

      Research and Development

          No money was spent by the Company during the years ended December 31, 1995, 1994, and 1993 on research activities.

      Federal, State, and Local Regulations

           The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

      Personnel

            The Company as of December 31, 1995, employed one person full time. The Company's employee is not represented by a union.

      Seasonal Factors

            The Company's operations as a whole are not significantly affected by seasonal factors.

      Competitive Conditions

            The Utility Subsidiaries are regulated by a public authority, therefore there are no competitive conditions.

ITEM 2. PROPERTIES

     The Company's activities are presently conducted primarily in Pasco County, Florida. All of the Company's facilities are well maintained and believed to be in good condition.

      The following is a description of the location and general character of property owned by the Company and its subsidiaries.

            (a) The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents totaled $34,990 for 1995 and $33,714 for 1994.

            (b) The Company owns five well lots where Crestridge Utility Corporation is located. These lots house the pumping station and wells.

            (c) The Company owns two well lots where Holiday Gardens Utilities, Inc. is located. These lots house the pumping station and wells.


ITEM 3. LEGAL PROCEEDINGS

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Annual meeting of stockholders was held June 24, 1995 for the December 31, 1994 year.

      (b) Elected directors and executive officers for the upcoming 1996 year were:

                  Linda Emerick     - Director and President
                  Thomas L. Burkett - Director and Vice President
                  Ronnie L. Mohr    - Director and Secretary
                  Eileen M. Falla   - Treasurer

      (c) Other matters voted upon and the number of affirmative votes and negative votes cast with respect to each such matter.

                  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf Homes, Inc. Common Stock at December 31, 1995 was 475.

      The Company distributed dividends of $95,193 in April, 1995, $95,192 in April, 1993, $95,192 in October, 1990 and $95,192 in December, 1989 and $95,192
in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


ITEM 6. SELECTED FINANCIAL DATA
                                                YEARS ENDED DECEMBER 31,

                                          1995          1994           1993

Utility Revenues                       $ 270,772     $ 265,500      $ 261,554

Net Income                             $  54,661     $  51,308      $  48,702

Net Income Per Common Share            $    .029     $    .027      $    .026

Total Assets                           $ 214,183     $ 256,155      $ 199,947

Long-Term Debt                         $   -0-       $   -0-        $   -0-

Cash Dividends Declared Per Share      $    .05      $   -0-        $    .05


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (a)   Liquidity and Capital Resources

                  The Company maintains 55% of its assets in cash and other
            current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The Company has been maintaining the water lines and meters on a regular basis.

      (b)   Results of Operations

                  The majority of the revenues are generated by the utility
            companies. These completed a rate increase audit with the Public Service Commission in 1992. The new rates became effective in 1993.

                  The rates increased again in 1995 due to indexing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

            Consolidated Balance Sheets - December 31, 1995 and 1994

            Consolidated Statements of Operations - Years ended December 31, 1995, 1994, and 1993

            Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994, and 1993

            Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993

            Notes  to Consolidated Financial Statements  -  December
            31, 1995


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

            NAME             AGE   BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

      Linda Emerick           50    Director  and  President of Holiday-Gulf
                                    Homes, Inc. since June 23, 1987.  Mrs.
                                    Emerick was the Secretary-Treasurer of
                                    Hillrow, Inc. July, 1966 through June,1989.
                                    She is currently operating a bookkeeping and management service.

      Thomas L. Burkett       58    Director and Vice President of Holiday-Gulf
                                    Homes, Inc.  since June  23,  1987.  Mr.
                                    Burkett is the District Sales Manager of the Gehl Company which manufactures
                                    Agricultural Equipment. Mr. Burkett has been their employee for the past 29 years.

      Ronnie L. Mohr          47    Director and Secretary of Holiday-Gulf
                                    Homes, Inc. since December 30, 1992. He replaced Mr. West. He has been engaged in farming for 31 years.He has been a Director and Board Chairman of R & S Mohr Family
                                    Farms, Inc. since 1981; he is Director of Ag - One Coop, Inc. and Central Indiana
                                    Power.

      Eileen M. Falla         49    Treasurer of Holiday-Gulf Homes, Inc. since
                                    June 23, 1987.  Mrs. Falla has been
                                    employed by Holiday-Gulf Homes, Inc. since
                                    October, 1983.

ITEM 11. EXECUTIVE COMPENSATION

      No executive officer of the Company received cash compensation in excess of $60,000.

      The Company has no annuity, pension or retirement plans. There are no life, health, hospitalization or medical reimbursement plans other than group plans which are available generally to all salaried employees.

      There are no remuneration payments proposed to the officers or directors to be made in the future directly or indirectly by the Company or any of its subsidiaries pursuant to any existing plan or agreement.

      Each director is reimbursed for travel and other expenses related to attendance at directors' meetings. The directors receive a fee ranging from $300 - $1,500 per month.

      There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 1995 and 1994.

      There were no loans from directors as of December 31, 1995 and 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of December 31, 1995, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

                                       AMOUNT OF BENEFICIAL
                                            OWNERSHIP                PERCENTAGE
         NAME AND ADDRESS             (NUMBER OF SHARES)        OF TOTAL SHARES

Annita Jane Duckworth                           260,000                  13.66%
3242 W Old Franklin Rd
Shelbyville, Indiana

Fred W. Garver                                  154,000                   8.09%
3831 N London Rd
Fairland, Indiana

Linda & Wray Emerick                             40,150                   2.11%
8318 W 600 South
Edinburgh, Indiana
(Linda - Director & Officer)

Donald R. Pence                                 220,500                  11.58%
6598 W 1150 S
Edinburgh, Indiana

E.J. Terpstra                                   110,000                   5.78%
4681 N State Rd 9
Shelbyville, Indiana

Ronnie & Sarah Mohr                             202,000                  10.61%
5200 E 600 N
Greenfield, Indiana
(Ronnie - Director & Officer)

Thomas L. Burkett                                50,000                   2.63%
1513 N Fort Wayne Rd
Rushville, Indiana
(Director & Officer)

All Directors and Officers as a group (3)       292,150                  15.35%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14(a). EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

      1.   Financial Statements

            Among responses to this ITEM 14(a) are the following financial statements which are incorporated herein by reference in ITEM 8 above:

                  (  i) Consolidated Balance Sheets - December 31, 1995 and
                  1994.

                  ( ii) Consolidated Statements of Operations - Years ended December 31, 1995, 1994, and 1993.

                  (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994, and 1993.

                  ( iv) Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993.

                  ( v) Notes to Consolidated Financial Statements - December 31, 1995.

      2.  Supplementary Data and Financial Statement Schedules

                  ( i) Schedule I - Holiday-Gulf Builders, Inc., Statements of Operations as of and for the years ended December 31, 1995 and 1994.

                  ( ii) Schedule II - Holiday-Gulf Builders, Inc., Detail Statement of Operations as of and for the years ended December 31, 1995 and 1994.

      3.  Exhibits required by Item 601 of Regulation S-K.

                  ( 22)  Subsidiaries of the Company.

                                                       PERCENTAGE OF SECURITIES
                                   JURISDICTION OF     DIRECTLY OR INDIRECTLY
           NAME                     INCORPORATION       OWNED BY THE COMPANY
Holiday-Gulf Builders, Inc.            Florida                   100%

Crestridge Utility Corporation         Florida                   100%

Holiday Gardens Utilities, Inc.        Florida                   100%


ITEM 14(b). REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            HOLIDAY-GULF HOMES, INC.
                                 (Registrant)


By: (Signature and Title)______________________________________________________


Date:________________


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(Signature and Title)__________________________________________________________
                     Linda Emerick, President and Director


Date:________________



(Signature and Title)_________________________________________________________
                     Thomas L. Burkett, Vice President and Director


Date:_________________



(Signature and Title)_________________________________________________________
                     Ronnie L. Mohr, Secretary and Director


Date:________________



(Signature and Title)_________________________________________________________
                     Eileen M. Falla, Treasurer


Date:_________________

<AUDIT-REPORT>








INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

      We have audited the accompanying consolidated balance sheets of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 21 and 22 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




January 15, 1996



</AUDIT-REPORT>

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1995 AND 1994
ASSETS


                                                                1995              1994
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    290,742      $    282,922
  Less:  Accumulated Depreciation                               (219,278)         (211,667)
                                                            ------------      ------------

Net Water Plant & Equipment                                 $     71,464      $     71,255
                                                            ------------      ------------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $42,395 in 1995 and
    $39,292 in 1994                                         $     23,916      $     23,939
                                                            ------------      ------------

Net Other Property & Investments                            $     23,916      $     23,939
                                                            ------------      ------------

CURRENT ASSETS

  Cash and Certificates of Deposits                         $    110,669      $    149,037
  Accounts Receivable                                              2,778             2,527
  Prepaids                                                         2,801             3,355
  Other Receivables                                                  520             2,992
                                                            ------------      ------------

Total Current Assets                                        $    116,768      $    157,911
                                                            ------------      ------------

OTHER ASSETS

  Deposits                                                  $      2,035      $      3,050
                                                            ------------      ------------

Total Other Assets                                          $      2,035      $      3,050
                                                            ------------      ------------

TOTAL ASSETS                                                $    214,183      $    256,155
                                                            ============      ============

                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1995 AND 1994
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                1995              1994
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1995 and 1994                            $     19,039      $     19,039
  Paid-In-Capital                                                225,774           266,306
  Retained Earnings (of which $7,882 as of
    December 31, 1995 was appropriated for
    unclaimed 1993, 1990, 1989 and 1988 dividends,
    as of December 31, 1994 $8,007 was appropriated
    for unclaimed 1993, 1990 and 1989 and 1988 dividends)        (50,124)          (49,999)
                                                            ------------      ------------

Total Capital Stock and Retained Earnings                   $    194,689      $    235,346
                                                            ------------      ------------

  CIAC (net of amortization of $41)                         $      1,284      $      -0-
                                                            ------------      ------------
Total Capitalization                                        $    195,973      $    235,346
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     15,994      $     18,854
  Accrued Liabilities                                              1,250             1,250
  Deferred Income                                                    966               705
                                                            ------------      ------------

Total Current Liabilities                                   $     18,210      $     20,809
                                                            ------------      ------------

TOTAL CAPITAL AND LIABILITIES                               $    214,183      $    256,155
                                                            ============      ============








                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                          1995                  1994                1993
OPERATING REVENUES
  Water                               $   126,801            $  121,302          $  117,461
  Garbage                                 107,164               107,450             107,450
  Streetlights                             34,797                34,918              34,918
  Transfer & Reconnect Fees                 2,010                 1,830               1,725

                                      -----------            ----------          ----------
Total Operating Revenues              $   270,772            $  265,500          $  261,554
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    82,092            $   82,092          $   82,092
  Electric                                  5,275                 5,298               5,490
  Streetlights                             14,345                14,314              14,292
  Other Costs                              33,235                27,683              28,465

                                      -----------            ----------          ----------
Total Cost of Sales                   $   134,947            $  129,387          $  130,339
                                      -----------            ----------          ----------

Gross Profit                          $   135,825            $  136,113          $  131,215


OPERATING EXPENSES
  Depreciation & Amortization         $     7,616            $    6,768          $    5,711
  General & Administration                 78,052                82,411              82,334

                                      -----------            ----------          ----------
Total Operating Expenses              $    85,668            $   89,179          $   88,045
                                      -----------            ----------          ----------

Operating Income                      $    50,157            $   46,934          $   43,170


OTHER INCOME
  Other Income Net of Expenses
  on Non-Utility Operations           $     4,504            $    4,374          $    5,532
                                      -----------            ----------          ----------
Net Income Before Income Taxes
    and Extraordinary Items           $    54,661            $   51,308          $   48,702

                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993




                                          1995                  1994                1993

PROVISION FOR INCOME TAXES
   Current                            $    11,422            $   10,243          $    9,349
                                      -----------            ----------          ----------

Total Provision for Income Taxes      $    11,422            $   10,243          $    9,349
                                      -----------            ----------          ----------

Net Income before Extraordinary
   Items                              $    43,239            $   41,065          $   39,353

Extraordinary Items from
   Utilization of Operating
   Loss Carryforward                  $    11,422            $   10,243          $    9,349
                                      -----------            ----------          ----------

NET INCOME                            $    54,661            $   51,308          $   48,702
                                      ===========            ==========          ==========


EARNINGS PER SHARE

Net Income before Extraordinary
   Items                              $      .023            $     .022          $     .021
Extraordinary Items-Utilization
   of Operating Loss Carryforward     $      .006            $     .005          $     .005
                                      -----------            ----------          ----------

NET EARNINGS PER SHARE                $      .029            $     .027          $     .026
                                      ===========            ==========          ==========













                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                   APPROPRIATED UNAPPROPRIATED   TOTAL
                    COMMON STOCK        CAPITAL     RETAINED      RETAINED     SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS      EARNINGS       EQUITY


December 31, 1993 1,903,853  $  19,039  $ 266,306  $    6,466     $ (109,314)   $ 182,497
                  ---------  ---------  ---------  ----------     ----------    ---------

Return of Unclaimed
  1993 Dividends       -          -          -          2,335          -            2,335

Payment of 1988,
  1989, 1990 and
  1993 Dividends       -          -          -           (794)         -             (794)


Net Income             -          -          -           -            51,308       51,308
                  ---------  ---------  ---------  ----------     ----------    ---------

December 31, 1994 1,903,853  $  19,039  $ 266,306  $    8,007     $  (58,006)   $ 235,346
                  ---------  ---------  ---------  ----------     ----------    ---------

Payment of 1995
  Dividends            -          -       (40,532)       -           (54,661)     (95,193)

Payment of Unclaimed
  Prior Dividends      -          -          -           (125)          -            (125)

Net Income             -          -          -           -            54,661       54,661

                  ---------  ---------  ---------  ----------     ----------    ---------

December 31, 1995 1,903,853  $  19,039  $ 225,774  $    7,882     $  (58,006)   $ 194,689
                  =========  =========  =========  ==========     ==========    =========








                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                                    1995            1994            1993
Cash flows from operating activities
  Net Income                                     $   54,661      $   51,308      $   48,702
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                    10,673           9,576           8,324
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                      2,221          (3,399)          1,114
     Other Assets                                     1,015          (1,015)          2,812
     Prepaid Assets                                     554            (184)            432
   Increase (decrease) in
     Accounts Payable                                (2,860)          3,234             976
     Accrued Expenses                                   261             125            (164)
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   66,525      $   59,645      $   62,196
                                                 ----------      ----------      ----------

Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (7,820)     $   (7,136)     $   (4,363)
    Office Complex Improvements                      (3,080)         (3,905)          -0-
    CIAC                                              1,325           -0-             -0-
                                                 ----------      ----------      ----------
Net cash used in investing activities            $   (9,575)     $  (11,041)     $   (4,363)

                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $  (95,318)     $     (794)     $  (95,192)
    Return of Unpaid Dividends                        -0-             2,335           -0-
                                                 ----------      ----------      ----------
Net cash provided by (used in) financing
  activities                                     $  (95,318)     $    1,541      $  (95,192)
                                                 ----------      ----------      ----------

Net increase (decrease) in cash                  $  (38,368)     $   50,145      $  (37,359)

Cash at beginning of year                        $  149,037      $   98,892      $  136,251
                                                 ----------      ----------      ----------
Cash at end of year                              $  110,669      $  149,037      $   98,892
                                                 ==========      ==========      ==========

Supplementary Disclosures of Cash Flow
  Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

                   See accompanying notes and independent auditors' report.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Maintenance and repairs of property and equipment are charged to expense as incurred, whereas renewals and betterments are capitalized. When properties are replaced, retired, or otherwise disposed of,the cost and related accumulated depreciation are removed from the accounts. Any gain or loss, is credited or charged to operations in the year of disposal.

Income Taxes--

     The Company and its subsidiaries file consolidated Federal and State Income Tax Returns.

     Investment tax credits (which have been immaterial) are accounted for by the flow-through method as a reduction to the provision for income taxes.

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 1995 and 1994).

(2) - LONG-TERM DEBT:

     There was no debt at the end of 1995 or 1994.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 1995 and December 31, 1994:

                                                1995               1994

        Land and Buildings                  $     66,311       $     63,231
        Water, Plant and Equipment               290,742            282,922
                                            ------------       ------------
            Total Property and Equipment    $    357,053       $    346,153

        Less: Accumulated Depreciation          (261,673)          (250,959)
                                            ------------       -------------
            Net Property and Equipment      $     95,380       $     95,194
                                            ============       =============

(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 1995 and 1994 years.

(6) - LEASE:

     The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in November, 1996. The lease is $450 per month.

     The following is a schedule of future minimum lease payments:

            December 31, 1996       $  4,950
            December 31, 1997          -0-
                                    --------
            Total                   $  4,950
                                    ========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES:

      The provisions for income taxes consist of the following:


                                               1995                1994

      Current                              $     11,422        $     10,243
      Deferred                                    -0-                 -0-
                                           ------------        ------------
            Income Tax Expense             $     11,422        $     10,243

      Less: Utilization of Operating Loss
            Carryforward                        (11,422)            (10,243)
                                           ------------        ------------
            Net Income Tax                 $    NONE           $    NONE
                                           ============        ============

Operating Loss Carryforwards--

      The Company has loss carryforwards totaling $361,291 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                     Originated               Expired

                        1983                    1998        $ 161,982
                        1984                    1999          171,592
                        1991                    2006           27,717
                                                            ---------
                                                            $ 361,291
                                                            =========


















                                  SUPPLEMENTAL SCHEDULE I
                                HOLIDAY-GULF BUILDERS, INC.
                                 STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                                1995              1994
INCOME
  Rental                                                  $      34,990      $     33,714
  Interest                                                        3,014             2,898

                                                          -------------      ------------
Total Income                                              $      38,004      $     36,612
                                                          -------------      ------------

OPERATING EXPENSES
  General and Administrative                              $      30,445      $     29,430
  Depreciation                                                    3,055             2,808

                                                          -------------      ------------
Total Operating Expenses                                  $      33,500      $     32,238
                                                          -------------      ------------

NET INCOME                                                $       4,504      $      4,374
                                                          =============      ============























                   See accompanying notes and independent auditors' report.


                                 SUPPLEMENTAL SCHEDULE II
                                HOLIDAY-GULF BUILDERS, INC.
                              DETAIL STATEMENT OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                               1995               1994
INCOME
  Rental - Cooley                                         $       3,120      $      3,120
  Rental - State of Florida                                      30,270            29,101
  Rental - Parker                                                 -0-                 650
  Rental - Snitker                                                1,560               780
  Interest Income                                                 3,014             2,898
  Late Fees                                                          40                63
                                                          -------------      ------------
Total Income                                              $      38,004      $     36,612
                                                          -------------      ------------
EXPENSES
  Salary                                                  $       1,872      $      1,871
  Payroll Taxes                                                     150               150
  Group and General Insurance                                       357               408
  Office Rent                                                       572               572
  Office Utilities                                                   55                49
  Telephone                                                         193               172
  Travel and Entertainment                                          804               647
  Taxes - Tangible                                                   11                10
  Auto                                                              120               154
  Office Expense                                                    183               244
  Accounting Fees                                                 2,009             2,034
  Legal and Consulting Fees                                          15               108
  Bank Service Charges                                              375               186
  Directors Fees                                                  9,067             8,400
  Postage and Freight                                               100                88
  Stock Fees                                                        754               624
  Licenses & Fees                                                   217               112
  Office Complex/Warehouse - Paper Supplies                         298               210
  Office Complex/Warehouse - Repairs and Maintenance              1,337             2,376
  Office Complex/Warehouse - Depreciation                         3,050             2,808
  Office Complex/Warehouse - Real Estate Taxes                    2,646             2,625
  Office Complex/Warehouse - Lawn Services                        2,878             2,350
  Office Complex/Warehouse - Water and Sewer                        401               469
  Office Complex/Warehouse - Electric                             4,394             3,641
  Office Complex/Warehouse - Insurance                            1,512             1,810
  Warehouse - Other                                                 125               120
  Depreciation - Other                                                5             -0-
                                                          -------------      ------------
Total Expenses                                            $      33,500      $     32,238
                                                          -------------      ------------
NET INCOME                                                $       4,504      $      4,374
                                                          =============      ============

                   See accompanying notes and independent auditors' report.