Form 10-Q
period 1996-03-31
HOLIDAY GULF HOMES INC
filed 1996-05-15
CIK 82179

                     SECURITIES AND EXCHANGE COMMISSION
                           450 Fifth Street, N.W.
                         Washington, D.C. 20549-1004


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended MARCH 31, 1996                     Commission File Number
                                                    Registration Number 0-7205

                           HOLIDAY-GULF HOMES, INC.
           (Exact name of registrant as specified in its charter)

           Minnesota                                 41-0916277
(State or other jurisdiction of          (I.R.S.Employer Identification No.)
incorporation or organization)

4804 Mile Stretch Drive, Holiday, Florida                     34690
 (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (813)  937-3293


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

          Class                               Outstanding at March 31, 1996
Common Stock, $.01 par value                          1,903,853 shares

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 1996
          and December 31, 1995........................................  3-4

        Consolidated Statements of Operations - For the
          months ended March 31, 1996 and 1995 and for the
          years ended December 31, 1995 and 1994 ......................  5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1995 and the three months ended March 31, 1996...............    7

        Consolidated  Statement of Cash Flows for
          the three months ended March 31, 1996
          and March 31, 1995...........................................    8

        Notes to Consolidated Financial Statements..................... 9-12

        Accountants' Report............................................   13


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   14


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                               15

Item 2.   Changes in Securities                                           15

Item 3.   Defaults upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                               15

Item 6.   Exhibits and Reports on Form 8-K                                16


SIGNATURES                                                                17



                                PART 1. FINANCIAL INFORMATION

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
ASSETS

                                                               March 31,     December 31,
                                                                 1996            1995
                                                             (Unaudited)       (Audited)
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    291,903      $   290,742
  Less:  Accumulated Depreciation                               (221,110)        (219,278)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     70,793      $    71,464
                                                            ------------      -----------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $43,251 in 1996 and
    $42,395 in 1995                                         $     26,057      $    23,916
                                                            ------------      -----------
Net Other Property & Investments                            $     26,057      $    23,916
                                                            ------------      -----------

CURRENT ASSETS

  Cash and Certificates of Deposits                         $    117,403      $   110,669
  Accounts Receivable                                              2,603            2,778
  Prepaids                                                         1,234            2,801
  Other Receivables                                                  780              520
                                                            ------------      -----------
Total Current Assets                                        $    122,020      $   116,768
                                                            ------------      -----------

OTHER ASSETS

  Deposits                                                  $      2,035      $     2,035
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------

TOTAL ASSETS                                                $    220,905      $   214,183
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                 March 31,    December 31,
                                                                  1996           1995
                                                              (Unaudited)      (Audited)

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1996 and 1995                            $     19,039      $    19,039
  Paid-In-Capital                                                225,774          225,774
  Retained Earnings (of which $7,882 as of
    March 31, 1996 and December 31, 1995
    was appropriated for unclaimed 1993,
    1990, 1989 and 1988 dividends)                               (43,666)         (50,124)

                                                            ------------      -----------

Total Capital Stock and Retained Earnings                   $    201,147      $   194,689
                                                            ------------      -----------

  CIAC, less Accumulated Amortization of
    $62 in 1996 and $41 in 1995                             $      1,263      $     1,284
                                                            ------------      -----------

Total Capitalization                                        $    202,410      $   195,973
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     15,922      $    15,994
  Accrued Liabilities                                              1,332            1,250
  Deferred Income                                                  1,241              966
                                                            ------------      -----------

Total Current Liabilities                                   $     18,495      $    18,210
                                                            ------------      -----------

TOTAL CAPITAL AND LIABILITIES                               $    220,905      $   214,183
                                                            ============      ===========

                       See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended        For the years ended
                                           March 31,                   December 31,
                                      1996          1995             1995          1994
                                          (Unaudited)                    (Audited)
OPERATING REVENUES

 Water                              $    32,443    $    31,400     $   126,801   $ 121,302
 Garbage                                 27,282         27,022         107,164     107,450
 Streetlights                             8,867          8,650          34,797      34,918
 Transfer & Reconnect Fees                  495            450           2,010       1,830
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    69,087    $    67,522     $   270,772   $ 265,500
                                    -----------    -----------     -----------   ---------

COST OF SALES

 Garbage                            $    20,920    $    20,523     $    82,092   $  82,092
 Electric                                 1,347          1,301           5,275       5,298
 Streetlights                             3,583          3,588          14,345      14,314
 Other Costs                              9,047          7,526          33,235      33,224
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    34,897    $    32,938     $   134,947   $ 134,928
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    34,190    $    34,584     $   135,825   $ 130,572

OPERATING EXPENSES

 Depreciation & Amortization        $     1,903    $     1,840     $     7,616   $   6,768
 General & Administration                26,543         26,562          78,052      76,870
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    28,446    $    28,402     $    85,668   $  83,638
                                    -----------    -----------     -----------   ---------
Operating Income                    $     5,744    $     6,182     $    50,157   $  46,934

OTHER INCOME
  Other Income (loss) net of
    expenses on Non-Utility
    Operations                      $       714    $       (44)    $     4,504   $   4,374
                                    -----------    -----------     -----------   ---------
Net Income Before Income
  Taxes and Extraordinary
  Items                             $     6,458    $     6,138     $    54,661   $  51,308


                     See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the three months ended        For the years ended
                                          March 31,                   December 31,
                                     1996           1995            1995           1994
                                         (Unaudited)                      (Audited)
PROVISION FOR INCOME TAXES

  Current                          $     1,495    $       975     $    11,422    $  10,243
                                   -----------    -----------     -----------    ---------
Total Provision for Income
  Taxes                            $     1,495    $       975     $    11,422    $  10,243
                                   -----------    -----------     -----------    ---------

Net Income Before Extraordinary
  Items                            $     4,963    $     5,163     $    43,239    $  41,065


Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      1,495            975          11,422       10,243
                                   -----------    -----------     -----------    ---------
NET INCOME                         $     6,458    $     6,138     $    54,661    $  51,308
                                   ===========    ===========     ===========    =========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                            $      .002    $      .002     $      .023    $    .022

Extraordinary Items -Utilization
  of Operating Loss Carryforward   $      .001    $      .001     $      .006    $    .005

                                   -----------    -----------     -----------    ---------

NET EARNINGS PER SHARE             $      .003    $      .003     $      .029    $    .027

                                   ===========    ===========     ===========    =========









                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE THREE MONTHS ENDED
                                      MARCH 31, 1996

                                                  APPROPRIATED  UNAPPROPRIATED    TOTAL
                    COMMON STOCK       CAPITAL      RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS      DEFICIT        EQUITY

December 31, 1994
  (Audited)       1,903,853  $   19,039  $ 266,306  $    8,007    $  (58,006)  $ 235,346
                  ---------  ----------  ---------  ----------    ----------   ---------

Payment of 1995
  Dividends            -           -       (40,532)       -          (54,661)    (95,193)

Payment of Unclaimed
  Prior Dividends      -           -          -           (125)          -          (125)


Net Income             -           -          -           -           54,661      54,661
                  ---------  ----------  ---------  ----------    ----------   ---------

December 31, 1995
  (Audited)       1,903,853  $   19,039  $ 225,774  $    7,882    $  (58,006)  $ 194,689
                  ---------  ----------  ---------  ----------    ----------   ---------

Net Income
  (Unaudited)          -           -          -           -            6,458       6,458
                  ---------  ----------  ---------  ----------     ---------   ---------
March 31, 1996
  (Unaudited)     1,903,853  $   19,039  $ 225,774  $    7,882     $ (51,548)  $ 201,147
                  =========  ==========  =========  ==========     =========   =========












                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the three months ended
                                                                      March 31,
                                                               1996            1995
                                                                   (Unaudited)
Cash flows from operating activities
  Net Income                                                $    6,458      $    6,138
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                2,668           2,591
    Change in Assets and Liabilities
      (Increase) decrease in
        Other Receivables                                         (260)            259
        Accounts Receivable                                        175             698
        Prepaid Assets                                           1,567           1,012
        Deposits                                                  -             (1,256)
      Increase (decrease) in
        Accounts Payable                                           (72)         (5,067)
        Accrued Expenses                                            82             404
        Deferred Income                                            275             102
                                                            ----------      ----------

Net cash provided by operating activities                   $   10,893      $    4,881
                                                            ----------      ----------
    Cash flows from investing activities
    Capital Expenditures                                    $   (4,159)     $     -
    Payment of Dividends                                          -               (919)
                                                            ----------      ----------

Net cash used in investing activities                       $   (4,159)     $     (919)
                                                            ----------      ----------

Net increase (decrease) in cash                             $    6,734      $    3,962

Cash and cash equivalents at beginning of period               110,669         149,037
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $  117,403      $  152,999
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-

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

Basis of Presentation--

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Amortization--

        The CIAC costs are being amortized over a period of sixteen years using the straight-line method.

Cash--

        For the purpose of the statement of cash flows, cash includes cash on hand, cash in checking and money market accounts, and Certificates of Deposit.

Income Taxes--

        The Company and its subsidiaries file consolidated Federal and State Income Tax Returns.

        Investment tax credits (which have been immaterial) are accounted for by the flow-through method as a reduction to the provision for income taxes.

Earnings Per Share--

        Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1995 and for the first three months of 1996).

(2) - LONG-TERM DEBT:

        There was no debt as of March 31, 1996 or December 31, 1995.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(4) - PROPERTY AND EQUIPMENT:

        The property and equipment accounts consisted of the following at March 31, 1996 and December 31, 1995:
                                              March 31,         December 31,
                                                 1996               1995

      Land and Buildings                     $     69,308       $    66,311
      Utility Plant and Equipment                 291,903           290,742
                                             ------------       -----------
         TOTAL PROPERTY AND EQUIPMENT        $    361,211       $   357,053

      Less: Accumulated Depreciation             (264,361)         (261,673)
                                             ------------       -----------
            NET PROPERTY AND EQUIPMENT       $     96,850       $    95,380
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

        There were no related party transactions during the three months ended March 31, 1996 and 1995.

(6) - LEASE:

         The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in November, 1996. The retal is $450 per month.

         The following is a schedule of future minimum rental payments:

            December 31, 1996       $  4,950
            December 31, 1997           -
                                    --------
                    Total           $  4,950
                                    ========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES:

Components - Current and Deferred--

         The provisions for income taxes consist of the following:


                                              March 31,          December 31,
                                               1996                  1995


      Current                              $      1,495          $   11,422
      Deferred                                     -                   -
                                           ------------          ----------
          INCOME TAX EXPENSE               $      1,495          $   11,422

      Less: Utilization of Operating Loss
              Carryforward                       (1,495)            (11,422)
                                           ------------          ----------
              NET INCOME TAX               $    NONE             $    NONE
                                           ============          ==========

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1995 totaling $361,291 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                   Year
                    Originated                Expired

                       1983                    1998         $  161,982
                       1984                    1999            171,592
                       1991                    2006             27,717
                                                            ----------
                                                            $  361,291
                                                            ==========

<REVIEW-REPORT>




ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 1996 and the related consolidated condensed statements of income, shareholders' equity and cash flows for the three months then ended March 31, 1996 and 1995, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated condensed financial statements is the representation of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 1996 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on them in our report dated January 15, 1996, but we have not performed any auditing procedures since that date.



                                               ARNOLD AND CO., P.A.



Ocala, Florida
  May 1, 1996






</REVIEW-REPORT>

                   HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

       For the quarter ended March 31, 1996, revenues increased $1,565 net income increased $320 from the same quarter in 1995. For the year ended December 31, 1995, revenues increased $5,272 net income increased $3,353 compared to the previous year.

       Operating results include income from other revenues of $714 for the quarter ended March 31, 1996 compared to loss $44 for the comparable period ended March 31, 1995.

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

                      PART II. OTHER INFORMATION
              HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

            There were no reportable events for the quarter ended March 31, 1996 nor have there been any material developments during the quarter.

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


HOLIDAY-GULF HOMES, INC.

(Registrant)


DATE: _MAY 13, 1996_______________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER