Form 10-Q
period 1996-06-30
HOLIDAY GULF HOMES INC
filed 1996-08-09
CIK 82179

                       SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                           Washington, D.C. 20549-1004


                                    FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended  June 30, 1996               Commission File Number
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

            YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

          Class                               Outstanding at June 30, 1996
Common Stock, $.01 par value                          1,903,853 shares

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                       NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - June 30, 1996
          and December 31, 1995........................................   3-4

        Consolidated Statements of Operations - For the three
          months ended June 30, 1996 and 1995 and the six months
          ended June 30, 1996 and 1995.................................   5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1995 and the six months ended June 30, 1996..................    7

        Consolidated Statements of Cash Flows - For
          the six months ended June 30, 1996
          and June 30, 1995............................................    8

        Notes to Consolidated Financial Statements.....................  9-12

        Accountants' Report............................................   13


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   14


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                               15

Item 2.   Changes in Securities                                           15

Item 3.   Defaults upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             15

Item 5.   Other Information                                               15

Item 6.   Exhibits and Reports on Form 8-K                                16


SIGNATURES                                                                17


                               PART 1. FINANCIAL INFORMATION

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
ASSETS

                                                               June 30,       December 31,
                                                                 1996             1995
                                                              (Unaudited)       (Audited)
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    291,903      $    290,742
  Less:  Accumulated Depreciation                               (222,943)         (219,278)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     68,960      $     71,464
                                                            ------------      ------------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $44,108 in 1996 and
    $42,395 in 1995                                         $     25,200      $     23,916
                                                            ------------      ------------
Net Other Property & Investments                            $     25,200      $     23,916
                                                            ------------      ------------

CURRENT ASSETS

  Cash and Certificates of Deposits                         $    135,798      $    110,669
  Accounts Receivable                                              3,545             2,778
  Prepaids                                                           792             2,801
  Other Receivables                                                1,040               520
                                                            ------------      ------------
Total Current Assets                                        $    141,175      $    116,768
                                                            ------------      ------------
OTHER ASSETS

  Deposits                                                  $      2,035      $      2,035
                                                            ------------      ------------
Total Other Assets                                          $      2,035      $      2,035
                                                            ------------      ------------
TOTAL ASSETS                                                $    237,370      $    214,183
                                                            ============      ============


                     See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
SHAREHOLDERS' EQUITY AND LIABILITIES



                                                                June 30,      December 31,
                                                                1996             1995
                                                             (Unaudited)       (Audited)
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1996 and 1995                            $     19,039      $     19,039
  Paid-In-Capital                                                225,774           225,774
  Retained Earnings (of which $7,882 as of
    June 30, 1996 and December 31, 1995 was
    appropriated for unclaimed 1993, 1990,
    1989 and 1988 dividends)                                     (26,706)     $    (50,124)
                                                            ------------      ------------

Total Capital Stock and Retained Earnings                   $    218,107      $    194,689
                                                            ------------      ------------

  CIAC, less accumulated amortization of
    $83 in 1996 and $41 in 1995                             $      1,242      $      1,284
                                                            ------------      ------------

Total Capitalization                                        $    219,349      $    195,973
                                                            ------------      ------------


CURRENT LIABILITIES

  Accounts Payable                                          $     16,283      $     15,994
  Accrued Liabilities                                              1,305             1,250
  Deferred Income                                                    433               966
                                                            ------------      ------------

Total Current Liabilities                                   $     18,021      $     18,210
                                                            ------------      ------------

TOTAL CAPITAL AND LIABILITIES                               $    237,370      $    214,183
                                                            ============      ============

                     See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the six months ended
                                           June 30,                       June 30,
                                      1996          1995             1996          1995
                                         (Unaudited)                      (Audited)
OPERATING REVENUES

Water                              $    33,847    $    32,554    $     66,290    $   63,954
Garbage                                 29,792         27,512          57,073        54,534
Sreetlights                              9,643          8,923          18,510        17,573
Transfer & Reconnect Fees                  435            540             930           990
                                   -----------    -----------     -----------    ----------
Total Operating Revenues           $    73,717    $    69,529     $   142,803    $  137,051
                                   -----------    -----------     -----------    ----------

COST OF SALES

Garbage                            $    20,920    $    20,523     $    41,840    $   41,046
Electric                                 1,496          1,526           2,843         2,828
Streetlights                             3,592          3,597           7,174         7,185
Other Costs                              8,564          8,403          17,611        15,928
                                   -----------    -----------     -----------    ----------
Total Cost of Sales                $    34,572    $    34,049     $    69,468    $   66,987
                                   -----------    -----------     -----------    ----------
Gross Profit                       $    39,145    $    35,480     $    73,335    $   70,064

OPERATING EXPENSES

 Depreciation & Amortization       $     1,904    $     1,864     $     3,807    $    3,703
 General & Administration               19,605         16,858          46,148        43,421
                                   -----------    -----------     -----------    ----------
Total Operating Expenses           $    21,509    $    18,722     $    49,955    $   47,124
                                   -----------    -----------     -----------    ----------
Operating Income                   $    17,636    $    16,758     $    23,380    $   22,940

OTHER INCOME
  Other Income (loss) net of
    expenses on Non-Utility
    Operations                     $      (676)   $     1,598     $        38    $    1,554
                                   -----------    -----------     -----------    ----------
Net Income Before Income
  Taxes and Extraordinary
  Items                            $    16,960    $    18,356     $    23,418    $   24,494

                     See accompanying notes and accountants' report.


                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the three months ended     For the six months ended
                                           June 30,                      June 30,
                                     1996           1995            1996           1995
                                        (Unaudited)                      (Audited)
PROVISION FOR INCOME TAXES

  Current                          $     3,520    $     3,610     $     5,015    $    4,585
                                   -----------    -----------     -----------    ----------
Total Provision for Income
  Taxes                            $     3,520    $     3,610     $     5,015    $    4,585
                                   -----------    -----------     -----------    ----------

Net Income Before Extraordinary
  Items                            $    13,440    $    14,746     $    18,403    $   19,909

Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      3,520          3,610           5,015         4,585
                                   -----------    -----------     -----------    ----------
NET INCOME                         $    16,960    $    18,356     $    23,418    $   24,494
                                   ===========    ===========     ===========    ==========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                            $      .007    $      .008     $      .010    $     .011

Extraordinary Items -Utilization
  of Operating Loss Carryforward   $      .002    $      .002     $      .003    $     .002
                                   -----------    -----------     -----------    ----------

NET EARNINGS PER SHARE             $      .009    $      .010     $      .013    $     .013
                                   ===========    ===========     ===========    ==========











                     See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE SIX MONTHS ENDED
                                       JUNE 30, 1996
                                                  APPROPRIATED  UNAPPROPRIATED     TOTAL
                    COMMON STOCK        CAPITAL     RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS       DEFICIT        EQUITY




December 31, 1994
  (Audited)       1,903,853  $   19,039  $ 266,306  $    8,007     $  (58,006)   $ 235,346
                  ---------  ----------  ---------  ----------     ----------    ---------

Payment of 1995
  Dividends            -           -       (40,532)       -           (54,661)     (95,193)


Payment of unclaimed
  prior dividends      -           -          -           (125)          -            (125)

Net Income             -           -          -           -            54,661       54,661
                  ---------  ----------  ---------  ----------     ----------    ---------

December 31, 1995
  (Audited)       1,903,853  $   19,039  $ 225,774  $    7,882     $  (58,006)   $ 194,689
                  ---------  ----------  ---------  ----------     ----------    ---------

Net Income
  (Unaudited)          -           -          -           -            23,418       23,418
                  ---------  ----------  ---------  ----------     ----------    ---------
June 30, 1996
  (Unaudited)     1,903,853  $   19,039  $ 225,774  $    7,882     $  (34,588)   $ 218,107
                  =========  ==========  =========  ==========     ==========    =========










                     See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the six months ended
                                                                     June 30,
                                                               1996            1995
                                                                   (Unaudited)
Cash flows from operating activities
  Net Income                                                $   23,418      $   24,494
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                5,337           5,208
    Change in Assets and Liabilities
      (Increase) decrease in
        Other Receivables                                         (520)          2,992
        Accounts Receivable                                       (767)            222
        Prepaid Assets                                           2,009           1,939
        Deposits                                                  -             (1,256)
      Increase (decrease) in
        Accounts Payable                                           289          (1,564)
        Accrued Expenses                                            55              85
        Deferred Income                                           (533)          2,648
                                                            ----------      ----------
Net cash provided by operating activities                   $   29,288      $   34,768
                                                            ----------      ----------


Cash flows from investing activities
    Capital Expenditures                                    $   (4,159)     $   (3,121)
    Payment of Dividends                                          -            (95,317)
                                                            ----------      ----------
Net cash used in investing activities                       $   (4,159)     $  (98,438)
                                                            ----------      ----------

Net increase (decrease) in cash                             $   25,129      $  (63,670)

Cash and cash equivalents at beginning of period               110,669         149,037
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $  135,798      $   85,367
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $     -0-       $     -0-
    Income Tax Paid                                         $     -0-       $     -0-

                     See accompanying notes and accountants' report.

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

Basis of Presentation--

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnote thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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


(1) - SUMMARY OF SIGNIFICANT POLICIES (CONTINUED):

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

Earnings Per Share--

        Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1995 and for the first six months of 1996).

(2) - LONG-TERM DEBT:

        There was no debt as of June 30, 1996 or December 31, 1995.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

        The property and equipment accounts consisted of the following at June 30, 1996 and December 31, 1995:

                                                June 30,       December 31,
                                                 1996             1995

        Land and Buildings                    $     69,308     $     66,311
        Utility Plant and Equipment                291,903          290,742
                                              ------------     ------------
            TOTAL PROPERTY AND EQUIPMENT      $    361,211     $    357,053

        Less: Accumulated Depreciation             267,051         (261,673)
                                              ------------     ------------
                NET PROPERTY AND EQUIPMENT    $     94,160     $     95,380
                                              ============     ============

(5) - RELATED PARTY TRANSACTIONS:

        There were no related party transactions during the six months ended June 30, 1996 and 1995.

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
                                    ========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES:

Components - Current and Deferred--

        The provisions for income taxes consist of the following:


                                            June 30,           December 31,
                                             1996                 1995

        Current                          $      5,015          $     11,422
        Deferred                                 -                     -
                                         ------------          ------------
            INCOME TAX EXPENSE           $      5,015          $     11,422

        Less: Utilization of Operating
                Loss Carryforward              (5,015)              (11,422)
                                         ------------          ------------
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











PAGE>
<REVIEW-REPORT>










ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


         We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1996 and the related consolidated condensed statements of income, shareholders' equity and cash flows for the six months then ended June 30, 1996 and 1995, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated condensed financial statements is the representation of the management of Holiday Gulf Homes, Inc..

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 1996 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

         The financial statements for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on them in our report dated January 15, 1996, but we have not performed any auditing procedures since that date.


                                          ARNOLD AND CO., P.A.



Ocala, Florida
July 24, 1996

</REVIEW-REPORT>

                   HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

        For the quarter ended June 30, 1996, revenues increased $4,188 net income decreased $1,396 from the same quarter in 1995. For the six months ended June 30, 1996, revenues increased $5,752 net income decreased $1,076 compared to the previous year.

        Operating results include a loss from other revenues of $676 for the quarter ended June 30, 1996 compared to income of $1,598 for the comparable period ended June 30, 1995.

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

                           PART II. OTHER INFORMATION
                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

        There were no reportable events for the quarter ended June 30, 1996 nor have there been any material developments during the quarter.

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

      (a)  Annual Meeting of stockholders was held on June 29, 1996.

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