Form 10-Q
period 1996-09-30
HOLIDAY GULF HOMES INC
filed 1996-11-12
CIK 82179

                                United States
                     Securities and Exchange Commission
                         Washington, D.C. 20549-1004


                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934


For the Period Ended  September 30, 1996

Commission File Number 0-7205

                        HOLIDAY-GULF HOMES, INC.
       (Exact name of registrant as specified in its charter)

           Minnesota                                  41-0916277
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   4804 Mile Stretch Drive,
   Holiday, Florida                                      34690
(Address of principal executive office)               (Zip Code)

                              (813) 937-3293
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

Common Stock, $.01 Par Value-1,903,853 shares as of September 30, 1996

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                       PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - September 30, 1996
          and December 31, 1995......................................   3-4

        Consolidated Statements of Operations - For the three
          months ended September 30, 1996 and 1995 and
          the nine months ended September 30, 1996 and 1995..........   5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1995 and the nine months ended September 30, 1996..........    7

        Consolidated Statements of Cash Flows - For
          the nine months ended September 30, 1996
          and 1995 ..................................................    8

        Notes to Consolidated Financial Statements................... 9-13

        Accountants' Report..........................................   14


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   15


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                             16

Item 2.   Changes in Securities                                         16

Item 3.   Defaults upon Senior Securities                               16

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 5.   Other Information                                             16

Item 6.   Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                              18


                        PART 1. FINANCIAL INFORMATION

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,    December 31,
                                                                 1996             1995
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    292,991      $    290,742
  Less:  Accumulated Depreciation                               (224,776)         (219,278)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     68,215      $     71,464
                                                            ------------      ------------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $44,964 in 1996 and
    $42,395 in 1995                                         $     26,544      $     23,916
                                                            ------------      ------------
Net Other Property & Investments                            $     26,544      $     23,916
                                                            ------------      ------------

CURRENT ASSETS

  Cash and Certificates of Deposits                         $    152,685      $    110,669
  Accounts Receivable                                              5,035             2,778
  Prepaids                                                           489             2,801
  Other Receivables                                                4,032               520
                                                            ------------      ------------
Total Current Assets                                        $    162,241      $    116,768
                                                            ------------      ------------

OTHER ASSETS

  Deposits                                                  $      2,035      $      2,035
                                                            ------------      ------------
Total Other Assets                                          $      2,035      $      2,035
                                                            ------------      ------------
TOTAL ASSETS                                                $    259,035      $    214,183
                                                            ============      ============

                           See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS



                                                            September 30,     December 31,
                                                                1996              1995
                                                             (Unaudited)       (Audited)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1996 and 1995                            $     19,039      $     19,039
  Paid-In-Capital                                                225,774           225,774
  Retained Earnings (of which $7,882 as of
    September 30, 1996 and December 31, 1995 was
    appropriated for unclaimed 1993, 1990,
    1989 and 1988 dividends)                                      (9,630)          (50,124)
                                                            ------------      ------------

Total Capital Stock and Retained Earnings                   $    235,183      $    194,689
                                                            ------------      ------------

  CIAC, less accumulated amortization of
    $104 in 1996 and $41 in 1995                            $      1,222      $      1,284
                                                            ------------      ------------

Total Capitalization                                        $    236,405      $    195,973
                                                            ------------      ------------


CURRENT LIABILITIES

  Accounts Payable                                          $     19,850      $     15,994
  Accrued Liabilities                                              1,301             1,250
  Deferred Income                                                  1,479               966
                                                            ------------      ------------

Total Current Liabilities                                   $     22,630      $     18,210
                                                            ------------      ------------

TOTAL CAPITAL AND LIABILITIES                               $    259,035      $    214,183
                                                            ============      ============

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the nine months ended
                                         September 30,                  September 30,
                                       1996          1995             1996          1995
                                           (Unaudited)                    (Unaudited)

OPERATING REVENUES
 Water                              $    29,716    $    31,510     $    96,006    $   95,465
 Garbage                                 27,862         26,779          84,936        81,313
 Streetlights                             9,055          8,802          27,564        26,375
 Transfer & Reconnect Fees                  315            360           1,245         1,350
                                    -----------    -----------     -----------    ----------
Total Operating Revenues            $    66,948    $    67,451     $   209,751    $  204,503
                                    -----------    -----------     -----------    ----------

COST OF REVENUES
 Garbage                            $    20,920    $    20,523     $    62,760    $   61,569
 Electric                                 1,487          1,289           4,330         4,117
 Streetlights                             3,615          3,577          10,790        10,762
 Other Costs                              8,427          8,764          26,037        24,692
                                    -----------    -----------     -----------    ----------
Total Cost of Revenues              $    34,449    $    34,153     $   103,917    $  101,140
                                    -----------    -----------     -----------    ----------
Gross Profit                        $    32,499    $    33,298     $   105,834    $  103,363

OPERATING EXPENSES
  Depreciation & Amortization       $     1,903    $     1,852     $     5,710    $    5,555
  General & Administration               17,805         17,535          63,954        60,956
                                    -----------    -----------     -----------    ----------
Total Operating Expenses            $    19,708    $    19,387     $    69,664    $   66,511
                                    -----------    -----------     -----------    ----------
Operating Income                    $    12,791    $    13,911     $    36,170    $   36,852

OTHER INCOME
  Rental and late fees              $     9,204    $     8,887     $    26,999    $   26,093
  Interest                                1,129            197           3,067         1,518
                                    -----------    -----------     -----------    ----------
Total Other Income                  $    10,333    $     9,084     $    30,066    $   27,611
                                    -----------    -----------     -----------    ----------
OTHER OPERATING EXPENSES
  General and Administrative        $     5,282    $     7,391     $    23,447    $   22,859
  Depreciation                              765            752           2,295         2,257
                                    -----------    -----------     -----------    ----------
Total Other Operating Expenses      $     6,047    $     8,143     $    25,742    $   25,116
                                    -----------    -----------     -----------    ----------

                       See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the three months ended     For the nine months ended
                                         September 30,                  September 30,
                                      1996            1995           1996            1995
                                          (Unaudited)                    (Unaudited)


Other Net Income, on Non-Utility   $     4,286    $       941     $     4,324    $    2,495
                                   -----------    -----------     -----------    ----------
Net Income Before Income
  Taxes and Extraordinary Items    $    17,077    $    14,852     $    40,494    $   39,347
                                   -----------    -----------     -----------    ----------

PROVISION FOR INCOME TAXES

  Current                          $     3,440    $     2,923     $     8,455    $    7,508
                                   -----------    -----------     -----------    ----------
Total Provision for Income
  Taxes                            $     3,440    $     2,923     $     8,455    $    7,508
                                   -----------    -----------     -----------    ----------

Net Income Before Extraordinary
  Items                            $    13,637    $    11,929     $    32,039    $   31,839

Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      3,440          2,923           8,455         7,508
                                   -----------    -----------     -----------    ----------
NET INCOME                         $    17,077    $    14,852     $    40,494    $   39,347
                                   ===========    ===========     ===========    ==========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                            $      .007    $      .006     $      .017    $     .017

Extraordinary Items -Utilization
  of Operating Loss Carryforward   $      .002    $      .002     $      .004    $     .004
                                   -----------    -----------     -----------    ----------

NET EARNINGS PER SHARE             $      .009    $      .008     $      .021    $     .021
                                   ===========    ===========     ===========    ==========




                      See accompanying notes and accountants' report.

                    HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE NINE MONTHS ENDED
                                    SEPTEMBER 30, 1996
                                                  APPROPRIATED  UNAPPROPRIATED     TOTAL
                      COMMON STOCK      CAPITAL     RETAINED       RETAINED   SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS       DEFICIT        EQUITY





December 31, 1994
  (Audited)       1,903,853  $   19,039  $ 266,306  $    8,007     $  (58,006)   $ 235,346
                  ---------  ----------  ---------  ----------     ----------    ---------

Payment of 1995
  Dividends            -           -       (40,532)       -           (54,661)     (95,193)


Payment of unclaimed
  prior dividends      -           -          -           (125)          -            (125)

Net Income             -           -          -           -            54,661       54,661
                  ---------  ----------  ---------  ----------     ----------    ---------

December 31, 1995
  (Audited)       1,903,853  $   19,039  $ 225,774  $    7,882     $  (58,006)   $ 194,689
                  ---------  ----------  ---------  ----------     ----------    ---------

Net Income
  (Unaudited)          -           -          -           -            40,494       40,494
                  ---------  ----------  ---------  ----------     ----------    ---------
September 30, 1996
  (Unaudited)     1,903,853  $   19,039  $ 225,774  $    7,882     $  (17,512)   $ 235,183
                  =========  ==========  =========  ==========     ==========    =========









                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the nine months ended
                                                                  September 30,
                                                               1996            1995
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   40,494      $   39,347
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                8,005           7,812
    Change in Assets and Liabilities
      (Increase) decrease in
        Other Receivables                                       (3,512)           (360)
        Accounts Receivable                                     (2,257)           (314)
        Prepaid Assets                                           2,312           2,607
        Deposits                                                  -              1,015
      Increase (decrease) in
        Accounts Payable                                         3,856             971
        Accrued Expenses                                            51            -
        Deferred Income                                            513             995
                                                            ----------      ----------
Net cash provided by operating activities                   $   49,462      $   52,073
                                                            ----------      ----------
Cash flows from investing activities
    Capital Expenditures                                    $   (7,446)     $   (8,637)
    Payment of Dividends                                          -            (95,192)
    Reclaiming Dividends                                          -               (125)
                                                            ----------      ----------
Net cash used in investing activities                       $   (7,446)     $ (103,954)
                                                            ----------      ----------

Net increase (decrease) in cash                             $   42,016      $  (51,881)


Cash and cash equivalents at beginning of period               110,669         149,037
                                                            ----------      ----------
Cash and cash equivalents at end of period                  $  152,685      $   97,156
                                                            ==========      ==========


Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $     -0-       $     -0-
    Income Tax Paid                                         $     -0-       $     -0-

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

Basis of Presentation--

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Recognition of Income from Utility Operations--

        The majority of the Company's revenues are generated by two Utility Companies. These Companies recognize revenues on a monthly basis. The use is based on actual meter readings by an outside independent contractor. The independent contractor also provides services for other utility company's in the area. The independent contractors fees are based on a set amount per customer plus any additional repairs.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Amortization--

        The Contribution in Aide of Construction (CIAC) costs are being amortized over a period of sixteen years using the straight-line method.

        CIAC represents $1,325 received in 1995 from a utility customer to help pay for the cost of the new asset.

Cash--

        For the purpose of the statement of cash flows, cash includes cash on hand, cash in checking and money market accounts, and Certificates of Deposit.

Income Taxes--

        The Company and its subsidiaries file consolidated Federal and State Income Tax Returns.

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes (FAS 109). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effect of the future changes in tax laws or rates are not considered.

Earnings Per Share--

        Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1995 and for the first nine months of 1996).

(2) - LONG-TERM DEBT:

        There was no debt as of September 30, 1996 or December 31, 1995.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

        The property and equipment accounts consisted of the following at September 30, 1996 and December 31, 1995:

                                              September 30,    December 31,
                                                   1996             1995

      Land and Buildings                    $     71,508     $     66,311
      Utility Plant and Equipment                292,991          290,742
                                            ------------     ------------
          TOTAL PROPERTY AND EQUIPMENT      $    364,499     $    357,053

      Less: Accumulated Depreciation            (269,740)        (261,673)
                                            ------------     ------------
              NET PROPERTY AND EQUIPMENT    $     94,759     $     95,380
                                            ============     ============

(5) - RELATED PARTY TRANSACTIONS:

        There were no related party transactions during the nine months ended September 30, 1996 and 1995.

(6) - LEASE:

        The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in November, 1996. The lease is $450 per month.

         The following is a schedule of future minimum rental payments:

            December 31, 1996       $    900
            December 31, 1997           -
                                    --------
                    Total           $    900
                                    ========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES:

     Pretax income from continuing operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995 was as follows:

                                         September 30          December 31,
                                             1996                   1995

                                         $     40,494          $     54,661

     Significant componets of the provision for income taxes attributable to continuing operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995 are as follows:

                                         September 30,         December 31,
                                             1996                  1995
      Current:
        Federal                          $      6,301          $      8,557
        State                                   2,154                 2,865
                                         ------------          ------------
      Total Current                      $      8,455          $     11,422

      Deferred:
        Federal                                  -                     -
        State                                    -                     -
                                         ------------          ------------
      Total Provision                    $      8,455          $     11,422
                                         ============          ============

     There are no deferred tax assets and liabilities as of September 30, 1996 and December 31, 1995, due to management not expecting to realize any reduction of taxes when the operating losses originated in 1983 and 1984.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES (CONTINUED):

     The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the nine months ended September 30, 1996 and the year ended December 31, 1995 is:

                               September 30,              December 31,
                                   1996                       1995
                            AMOUNT      PERCENT        AMOUNT     PERCENT
Tax at U.S.
  Statutory Rates        $  13,768       34.00      $  18,585      34.00
Surtax exemption            (7,981)     (19.71)        (9,881)    (18.07)
State income tax-
  net of federal
  tax benefits               1,422        3.51          1,891       3.46
Non-deductible
  expenses                   1,246        3.08            827       1.51
                         ---------       -----      ---------      -----
                         $   8,455       20.88      $  11,422      20.90
                         =========       =====      =========      =====

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
                                                            ==========

<REVIEW-REPORT>







ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 1996 and the related consolidated condensed statements of income, shareholders' equity and cash flows for the nine months then ended September 30, 1996 and 1995, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated condensed financial statements is the representation of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 1996 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1995, were audited by us, and we expressed an unqualified opinion on them in our report dated January 15, 1996, but we have not performed any auditing procedures since that date.



                                         ARNOLD AND CO., P.A.



Ocala, Florida
October 10, 1996

</REVIEW-REPORT>

                  HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

     Utility operating revenues decreased .9% in the third quarter of 1996 to $66,948 down $503 over the third quarter of 1995. For the first nine months utility operating revenues of $209,751 were $5,248 or 2.6% higher than the same period in 1995. The increase in revenues year to date, are due primarily to rate increases in water revenues.

     The gross profit percentages for the third quarter and year to date of 1996 compared to the same periods for the prior year were maintained due to the stability in the number of customers.

     General and administrative expenses have increased as a percentage of utility revenues due to travel and director fees. General and administrative expenses as a percentage of utility revenues were approximately 26.6% and 30.5% for the three and nine month periods ended September 30, 1996 as compared to 26.0% and 29.8% for the comparable periods of 1995.

     Income from other operations increased 13.7% in the third quarter of 1996 to $10,333, up $1,249 over the third quarter of 1995. For the first nine months income from other operations of $30,066 was $2,455, or 8.9% higher than the same period in 1995. The increase in revenues is due primarily to increases in rental and interest income.

     General and administrative expenses from other operations have decreased as a percentage of income from other operations due to a reclassification in repairs and maintenance for the third quarter. The nine month period expenses were stable as revenues increased thereby decreasing the percentage. General and administrative expenses from other operations as a percentage of income from other operations were approximately 51.1% and 78.0% for the three and nine month periods ended September 30, 1996 as compared to 81.4% and 82.8% for the comparable periods of 1995.

     Net income increased 15.0% in the third quarter of 1996 to $17,077, up $2,225 over the third quarter of 1995. For the first nine months, net income of $40,494 was $1,147, or 2.9% higher than the same period in 1995. The improvements in net income are the result of stable margins on improved water revenues and rental income.

LIQUIDITY AND SOURCES OF CAPITAL:

     The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

                        PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

            There were no reportable events for the quarter ended September 30, 1996 nor have there been any material developments during the quarter.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: __November 11, 1996________     ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER