Form 10-K/A
period 1995-12-31
HOLIDAY GULF HOMES INC
filed 1996-11-13
CIK 82179

                      SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                          Washington, D.C. 20549-1004


                              FORM 10-K - Amended


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

      The Company distributed dividends of $95,193 in April, 1995, $95,192 in April, 1993, $95,192 in October, 1990, $95,192 in December, 1989 and $95,192
in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Utility operating revenues increased 2% in 1995 to $270,772, up $5,272 over 1994 and increased 3.5% in 1995, up $9,218 over 1993. The increase in revenues is due primarily to rate increases in water revenues.

      The gross profit percentages for the years 1995, 1994 and 1993 of 50.2,
49.2 and 48.1%, respectively, were maintained due to the stability in the number of customers.

      General and administrative expenses have decreased as a percentage of utility revenues compared to 1994 and 1993 as a result of management controlling expenditures. General and administrative expenses as a percentage of utility revenues were approximately 28.8% in 1995 as compared to 28.9% and 29.4% for 1994 and 1993.

      Income from other operations increased 3.8% in 1995 to $38,004, up $1,392 over 1994 and increased 9.1% in 1995, up $3,159 over 1993. The increase in revenues is due primarily to increases in rental income.

      General and administrative expenses from other operations have decreased as a percentage of income from other operations compared to 1994 as a result of a stable market and increased as a percentage of income from other operations compared to 1993 as a result of increased expenditures for the office complex warehouse for lawn, electric, repairs and maintenance. General and administrative expenses from other operations as a percentage of income from other operations were approximately 80.1% in 1995 as compared to 80.4% and 76.6% for 1994 and 1993.

      Net income increased 6.5% in 1995 to $54,661, up $3,353 over 1994 and increased 12.2% in 1995, up $5,959 over 1993. The improvements to net income are the result of stable margins on improved water revenues and rental income.

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

      None.

                                  PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

            NAME             AGE   BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

    Linda Emerick           50   Director  and  President of Holiday-Gulf
                                 Homes, Inc. since June 23, 1987.  Mrs.
                                 Emerick was the Secretary-Treasurer of
                                 Hillrow, Inc. July, 1966 through June,
                                 1989.  She is currently operating a
                                 bookkeeping and management service.

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
                                 Homes, Inc. since December 30, 1992. He replaced Mr. West. He has been engaged in farming for 31 years. He has been a Director and Board Chairman of R & S Mohr
                                 Family Farms, Inc. since 1981; he is
                                 Director of Ag - One Coop, Inc. and Central
                                 Indiana Power.

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

      Each director is reimbursed for travel and other expenses related to attendance at directors' meetings. The directors receive a fee ranging from $3,600 to $20,000 per year.

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

                  ( v) Notes to Consolidated Financial Statements -December 31, 1995.

      2.  Supplementary Data and Financial Statement Schedules

                  ( i) Schedule I - Holiday-Gulf Builders, Inc., Detail Statement of Non-Utility Operations as of and for the years ended December 31, 1995 and 1994.

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


By: (Signature and Title)


Date: November 12, 1996


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(Signature and Title)
                        Linda Emerick, President and Director


Date:



(Signature and Title)
                        Thomas L. Burkett, Vice President and Director


Date:



(Signature and Title)
                        Ronnie L. Mohr, Secretary and Director


Date:



(Signature and Title)
                        Eileen M. Falla, Treasurer


Date:

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

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 23 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          ARNOLD AND CO., P.A.


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


                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1995 AND 1994
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                1995              1994
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1995 and 1994                            $     19,039      $     19,039
  Paid-In-Capital                                                225,774           266,306
  Retained Earnings (of which $7,882 as of
    December 31, 1995 was appropriated for
    unclaimed 1993, 1990, 1989 and 1988 dividends,
    as of December 31, 1994 $8,007 was appropriated
    for unclaimed 1993, 1990, 1989 and 1988 dividends)           (50,124)          (49,999)
                                                            ------------      ------------

Total Capital Stock and Retained Earnings                   $    194,689      $    235,346
                                                            ------------      ------------


  CIAC, less accumulated amortization of
        $41 in 1995 and $-0- in 1994                        $      1,284      $      -0-
                                                            ------------      ------------
Total Capitalization                                        $    195,973      $    235,346
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     15,994      $     18,854
  Accrued Liabilities                                              1,250             1,250
  Deferred Income                                                    966               705
                                                            ------------      ------------

Total Current Liabilities                                   $     18,210      $     20,809
                                                            ------------      ------------

TOTAL CAPITAL AND LIABILITIES                               $    214,183      $    256,155
                                                            ============      ============








                  See accompanying notes and independent auditors' report.


                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                          1995                  1994                1993
OPERATING REVENUES
  Water                               $   126,801            $  121,302          $  117,461
  Garbage                                 107,164               107,450             107,450
  Streetlights                             34,797                34,918              34,918
  Transfer & Reconnect Fees                 2,010                 1,830               1,725

                                      -----------            ----------          ----------
Total Operating Revenues              $   270,772            $  265,500          $  261,554
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    82,092            $   82,092          $   82,092
  Electric                                  5,275                 5,298               5,490
  Streetlights                             14,345                14,314              14,292
  Other Costs                              33,235                33,224              33,828

                                      -----------            ----------          ----------
Total Cost of Sales                   $   134,947            $  134,928          $  135,702
                                      -----------            ----------          ----------

Gross Profit                          $   135,825            $  130,572          $  125,852


OPERATING EXPENSES
  Depreciation & Amortization         $     7,616            $    6,768          $    5,711
  General & Administration                 78,052                76,870              76,971

                                      -----------            ----------          ----------
Total Operating Expenses              $    85,668            $   83,638          $   82,682
                                      -----------            ----------          ----------

Operating Income                      $    50,157            $   46,934          $   43,170

OTHER INCOME
  Rental and late fees                $    34,990            $   33,714          $   32,754
  Interest                                  3,014                 2,898               2,091
                                      -----------            ----------          ----------
Total Other Income                    $    38,004            $   36,612          $   34,845
                                      -----------            ----------          ----------




                  See accompanying notes and independent auditors' report.




                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                          1995                  1994                1993

OTHER OPERATING EXPENSES
  General and Administrative          $    30,445            $   29,430          $   26,700
  Depreciation                              3,055                 2,808               2,613
                                      -----------            ----------          ----------
Total Other Operating Expenses        $    33,500            $   32,238          $   29,313
                                      -----------            ----------          ----------

Other Net Income, on Non-Utility      $     4,504            $    4,374          $    5,532
                                      -----------            ----------          ----------

Net Income Before Income Taxes
    and Extraordinary Items           $    54,661            $   51,308          $   48,702

PROVISION FOR INCOME TAXES
   Current                            $    11,422            $   10,243          $    9,349
                                      -----------            ----------          ----------

Total Provision for Income Taxes      $    11,422            $   10,243          $    9,349
                                      -----------            ----------          ----------

Net Income before Extraordinary
   Items                              $    43,239            $   41,065          $   39,353

Extraordinary Items from
   Utilization of Operating
   Loss Carryforward                  $    11,422            $   10,243          $    9,349
                                      -----------            ----------          ----------

NET INCOME                            $    54,661            $   51,308          $   48,702
                                      ===========            ==========          ==========


EARNINGS PER SHARE

Net Income before Extraordinary
   Items                              $      .023            $     .022          $     .021
Extraordinary Items-Utilization
   of Operating Loss Carryforward     $      .006            $     .005          $     .005
                                      -----------            ----------          ----------

NET EARNINGS PER SHARE                $      .029            $     .027          $     .026
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

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                    1995            1994            1993
Cash flows from operating activities
  Net Income                                     $   54,661      $   51,308      $   48,702
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                    10,673           9,576           8,324
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                      2,221          (3,399)          1,114
     Other Assets                                     1,015          (1,015)          2,812
     Prepaid Assets                                     554            (184)            432
   Increase (decrease) in
     Accounts Payable                                (2,860)          3,234             976
     Accrued Expenses & Deferred Income                 261             125            (164)
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   66,525      $   59,645      $   62,196
                                                 ----------      ----------      ----------

Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (7,820)     $   (7,136)     $   (4,363)
    Office Complex Improvements                      (3,080)         (3,905)          -0-
    CIAC                                              1,325           -0-             -0-
                                                 ----------      ----------      ----------
Net cash used in investing activities            $   (9,575)     $  (11,041)     $   (4,363)

                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $  (95,318)     $     (794)     $  (95,192)
    Return of Unpaid Dividends                        -0-             2,335           -0-
                                                 ----------      ----------      ----------
Net cash provided by (used in) financing
  activities                                     $  (95,318)     $    1,541      $  (95,192)
                                                 ----------      ----------      ----------

Net increase (decrease) in cash                  $  (38,368)     $   50,145      $  (37,359)

Cash at beginning of year                        $  149,037      $   98,892      $  136,251
                                                 ----------      ----------      ----------
Cash at end of year                              $  110,669      $  149,037      $   98,892
                                                 ==========      ==========      ==========

Supplementary Disclosures of Cash Flow
  Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

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

Recognition of Income from Utility Operations--

      The majority of the Company's revenues are generated by two Utility Companies. These Companies recognize revenues on a monthly basis. The use is based on actual meter readings by an outside independent contractor. The independent contractor also provides services for other utility companys in the area. The independent contractors fees are based on a set amount per customer plus any additional repairs.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes--

      The Company and its subsidiaries file consolidated Federal and State Income Tax Returns.

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109). Under the provisions of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effect of the future changes in tax laws or rates are not considered.

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
                                            ============       =============

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the 1995 and 1994 years.

(6) - LEASE:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in November, 1996. The lease is $450 per month.

      The following is a schedule of future minimum lease payments:

            December 31, 1996       $  4,950
            December 31, 1997         -0-
                                    --------
            Total                   $  4,950
                                    ========


(7) - INCOME TAXES:

      Pretax income from continuing operations for the years ended December 31, was as follows:

                           1995                1994               1993

                     $     54,661        $     51,308        $    48,702

      Significant components of the provision for income taxes attributable to continuing operations are as follows:

                           1995                1994                1993

     Current:
       Federal         $      8,557        $      7,589        $      6,945
       State                  2,865               2,654               2,404

                       ------------        ------------        ------------
     Total Current           11,422              10,243               9,349

     Deferred:
       Federal                 -                   -                   -
       State                   -                   -                   -
                       ------------        ------------        ------------
     Total Provision   $     11,422        $     10,243        $      9,349
                       ============        ============        ============

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)

     There are no deferred tax assets and liabilities as of December 31, 1995, 1994 and 1993, due to management not expecting to realize any reduction of taxes when the operating losses originated in 1983 and 1984.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense is:

                         1995              1994              1993
                        AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

     Tax at U.S.
       Statutory rates $ 18,585   34.00  $ 17,445   34.00  $ 16,559   34.00
     Surtax exemption    (9,881) (18.07)   (9,613) (18.73)   (9,206) (18.90)
     State income tax-
       net of federal
       tax benefits       1,891    3.46     1,752    3.41     1,586    3.26
     Non-deductible
       expenses             827    1.51       659    1.28       410     .84
                       --------   -----  --------   -----  --------   -----
                       $ 11,422   20.90  $ 10,243   19.96  $  9,349   19.20
                       ========   =====  ========   =====  ========   =====


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
                                                            ---------
                                                            $ 361,291
                                                            =========














                                  SUPPLEMENTAL SCHEDULE I

                                HOLIDAY-GULF BUILDERS, INC.
                        DETAIL STATEMENT OF NON-UTILITY OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                               1995               1994
INCOME
  Rental - Cooley                                         $       3,120      $      3,120
  Rental - State of Florida                                      30,270            29,101
  Rental - Parker                                                 -0-                 650
  Rental - Snitker                                                1,560               780
  Interest Income                                                 3,014             2,898
  Late Fees                                                          40                63
                                                          -------------      ------------
Total Income                                              $      38,004      $     36,612
                                                          -------------      ------------
EXPENSES
  Salary                                                  $       1,872      $      1,871
  Payroll Taxes                                                     150               150
  Group Insurance                                                   295               295
  General Insurance                                                  62               113
  Office Rent                                                       572               572
  Office Utilities                                                   55                49
  Telephone                                                         193               172
  Travel and Entertainment                                          804               647
  Taxes - Tangible                                                   11                10
  Auto                                                              120               154
  Office Expense                                                    183               244
  Accounting Fees                                                 2,009             2,034
  Legal and Consulting Fees                                          15               108
  Bank Service Charges                                              375               186
  Directors Fees                                                  9,067             8,400
  Postage and Freight                                               100                88
  Stock Fees                                                        754               624
  Licenses & Fees                                                   217               112
  Office Complex/Warehouse - Paper Supplies                         298               210
  Office Complex/Warehouse - Repairs and Maintenance              1,337             2,376
  Office Complex/Warehouse - Depreciation                         3,050             2,808
  Office Complex/Warehouse - Real Estate Taxes                    2,646             2,625
  Office Complex/Warehouse - Lawn Services                        2,878             2,350
  Office Complex/Warehouse - Water and Sewer                        401               469
  Office Complex/Warehouse - Electric                             4,394             3,641
  Office Complex/Warehouse - Insurance                            1,512             1,810
  Warehouse - Other                                                 125               120
  Depreciation - Other                                                5             -0-
                                                          -------------      ------------
Total Expenses                                            $      33,500      $     32,238
                                                          -------------      ------------

NET INCOME                                                $       4,504      $      4,374
                                                          =============      ============

                  See accompanying notes and independent auditors' report.