Form 10-K
period 1996-12-31
HOLIDAY GULF HOMES INC
filed 1997-03-12
CIK 82179

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004


                                 FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 1996

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

                  YES          X                    NO

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996.


Common Stock, $.01 Par Value - 1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996.

Common Stock, $.01 Par Value - $256,220.

                                    PART I
ITEM 1. BUSINESS

(a)  General Business

     The majority of revenues for the 1996, 1995, and 1994 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue.

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

Research and Development

     No money was spent by the Company during the years ended December 31, 1996, 1995, and 1994 on research activities.

Federal, State, and Local Regulations

     The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

Personnel

     The Company as of December 31, 1996, employed one person full time. The Company's employee is not represented by a union.

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

     (a) The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents totaled $36,213 for 1996 and $34,990 for 1995.

     (b) The Company owns five well lots where Crestridge Utility Corporation is located. These lots house the pumping station and wells.

     (c) The Company owns two well lots where Holiday Gardens Utilities, Inc. is located. These lots house the pumping station and wells.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual meeting of stockholders was held June 29, 1996 for the December 31, 1995 year.

     (b) Elected directors and executive officers for the upcoming 1997 year were:

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

                 None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf Homes, Inc. Common Stock at December 31, 1996 was 471.

     The Company distributed dividends of $95,193 in April, 1995, $95,192 in April, 1993, $95,192 in October, 1990, $95,192 in December, 1989 and $95,192
in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


ITEM 6. SELECTED FINANCIAL DATA

                                               YEARS ENDED DECEMBER 31,

                                        1996          1995           1994

Utility Revenues                     $ 277,670     $ 270,772      $ 265,500

Net Income                           $  58,110     $  54,661      $  51,308

Net Income Per Common Share          $    .030     $    .029      $    .027

Total Assets                         $ 275,789     $ 214,183      $ 256,155

Long-Term Debt                       $   -0-       $   -0-        $   -0-

Cash Dividends Declared Per Share    $   -0-       $    .05       $   -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a)   Liquidity and Capital Resources

                The Company maintains 66% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The Company has been maintaining the water lines and meters on a regular basis.

     (b)   Results of Operations

                The majority of the revenues are generated by the utility companies. These completed a rate increase audit with the Public Service Commission in 1992. The new rates became effective in 1993.

                The rates increased again in 1996 and 1995 due to indexing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Utility operating revenues increased 2.55% in 1996 to $277,670, up $6,898 over 1995 and increased 4.58% in 1996, up $12,170 over 1994. The increase in revenues is due primarily to rate increases in water revenues.

     The gross profit percentages for the years 1996, 1995 and 1994 of 50.55%, 50.16% and 49.18%, respectively, were maintained due to the stability in the number of customers.

     General and administrative expenses have increased as a percentage of utility revenues compared to 1995 and 1994 as a result of increased expenditures for insurance, stock agent fees, wages and related taxes and office supplies. General and administrative expenses as a percentage of utility revenues were approximately 29.20% in 1996 as compared to 28.83% and 28.95% for 1995 and 1994.

     Income from other operations increased 6.48% in 1996 to $40,467, up $2,463 over 1995 and increased 10.53% in 1996, up $3,855 over 1994. The increase in revenues is due primarily to increases in rental income.

     General and administrative expenses from other operations have decreased as a percentage of income from other operations compared to 1995, and 1994 as a result of management controlling operating costs. General and administrative expenses from other operations as a percentage of income from other operations were approximately 75.51 % in 1996 as compared to 80.11% and 80.38% for 1995 and 1994.

     Net income increased 6.31% in 1996 to $58,110, up $3,449 over 1995 and increased 13.26% in 1996, up $6,802 over 1994. The improvements to net income are the result of improved water revenues, rental income and management controlling costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Operations - Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements - December 31, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME            AGE    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS


      Linda Emerick         51     Director and  President of  Holiday-Gulf
                                     Homes, Inc. since June 23, 1987.  Mrs.
                                     Emerick  was the Secretary - Treasurer
                                     of Hillrow,  Inc.  July, 1966  through
                                     June, 1989. She is currently operating
                                     a bookkeeping and management service.

      Thomas L. Burkett     59     Director and Vice  President of Holiday-
                                     Gulf  Homes, Inc. since June 23, 1987.
                                     Mr.  Burkett  is  the  District  Sales
                                     Manager  of  the  Gehl  Company  which
                                     manufactures  Agricultural  Equipment.
                                     Mr. Burkett has  been  their  employee
                                     for the past 30 years.

      Ronnie L. Mohr        48     Director and  Secretary of  Holiday-Gulf
                                     Homes,  Inc.  since December 30, 1992.
                                     He has been  engaged in farming for 32
                                     years.He has been a Director and Board
                                     Chairman of R & S Mohr  Family  Farms,
                                     Inc. since 1981; he is Director of Ag-
                                     One  Coop, Inc.  and  Central  Indiana
                                     Power.

      Eileen M. Falla       50     Treasurer  of  Holiday-Gulf Homes,  Inc.
                                     since June  23, 1987.  Mrs. Falla  has
                                     been employed by  Holiday-Gulf  Homes,
                                     Inc. since  October, 1983.

ITEM 11. EXECUTIVE COMPENSATION

     No executive officer of the Company received cash compensation in excess of $20,000.

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

     There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 1996 and 1995.

     There were no loans from directors as of December 31, 1996 and 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 1996, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

                                       AMOUNT OF BENEFICIAL         PERCENTAGE
                                            OWNERSHIP                OF TOTAL
         NAME AND ADDRESS               (NUMBER OF SHARES)            SHARES


Anita Jane Duckworth                        260,000                    13.66%
3242 W Old Franklin Rd
Shelbyville, Indiana

Fred W. Garver                              154,000                     8.09%
3831 N London Rd
Fairland, Indiana

Linda & Wray Emerick                         40,450                     2.12%
8318 W 600 South
Edinburgh, Indiana
(Linda - Director & Officer)

Donald R. Pence                             220,500                    11.58%
6598 W 1150 S
Edinburgh, Indiana

E.J. Terpstra                               110,000                     5.78%
4681 N State Rd 9
Shelbyville, Indiana

Ronnie & Sarah Mohr                         202,000                    10.61%
5200 E 600 N
Greenfield, Indiana
(Ronnie - Director & Officer)

Thomas L. Burkett                            50,000                     2.63%
1609 N Fort Wayne Rd
Rushville, Indiana
(Director & Officer)

All Directors and Officers as a group (3)   292,450                    15.36%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits and financial statement schedules

     1.   Financial Statements

     Among responses to this ITEM 14 are the following financial statements which are incorporated herein by reference in ITEM 8 above:

            (  i)  Consolidated Balance Sheets - December 31, 1996 and 1995.

            ( ii) Consolidated Statements of Operations - Years ended December 31, 1996, 1995, and 1994.

            (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995, and 1994.

            ( iv) Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994.

            (  v)  Notes to Consolidated Financial Statements - December 31,
                   1996.

     2.  Supplementary Data and Financial Statement Schedules

            (  i)  Schedule I - Holiday-Gulf Builders, Inc., Detail Statement
                   of Non-Utility Operations as of and for the years ended December 31, 1996 and 1995.

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


     (b) Reports on Form 8-K

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


Date: March 11, 1997


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


Date:

<AUDIT-REPORT>







INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

     We have audited the accompanying consolidated balance sheets of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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

                                          ARNOLD AND CO., P.A.

January 8, 1997
</AUDIT-REPORT>

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1996 AND 1995
ASSETS

                                                                1996              1995
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    292,991      $    290,742
  Less:  Accumulated Depreciation                               (226,837)         (219,278)
                                                            ------------      ------------

Net Water Plant & Equipment                                 $     66,154      $     71,464
                                                            ------------      ------------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $45,999 in 1996 and
    $42,395 in 1995                                         $     26,884      $     23,916
                                                            ------------      ------------

Net Other Property & Investments                            $     26,884      $     23,916
                                                            ------------      ------------

CURRENT ASSETS

  Cash and Certificates of Deposits                         $    168,031      $    110,669
  Accounts Receivable                                              5,932             2,778
  Prepaids                                                         3,038             2,801
  Other Receivables                                                3,715               520
                                                            ------------      ------------

Total Current Assets                                        $    180,716      $    116,768
                                                            ------------      ------------

OTHER ASSETS

  Deposits                                                  $      2,035      $      2,035
                                                            ------------      ------------

Total Other Assets                                          $      2,035      $      2,035
                                                            ------------      ------------
TOTAL ASSETS                                                $    275,789      $    214,183
                                                            ============      ============

                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1996 AND 1995
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                1996              1995
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1996 and 1995                            $     19,039      $     19,039
  Paid-In-Capital                                                225,774           225,774
  Retained Earnings (of which $10,102 as of
    December 31, 1996 was appropriated for
    unclaimed 1995, 1993, 1990, 1989 and 1988 dividends,
    as of December 31, 1995 $7,882 was appropriated
    for unclaimed 1993, 1990, 1989 and 1988 dividends)            10,206           (50,124)
                                                            ------------      ------------

Total Capital Stock and Retained Earnings                   $    255,019      $    194,689
                                                            ------------      ------------

  CIAC, less accumulated amortization of
    $124 in 1996 and $ 41 in 1995                           $      1,201      $      1,284
                                                            ------------      ------------

Total Capitalization                                        $    256,220      $    195,973
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     16,770      $     15,994
  Accrued Liabilities                                              1,250             1,250
  Deferred Income                                                  1,549               966
                                                            ------------      ------------

Total Current Liabilities                                   $     19,569      $     18,210
                                                            ------------      ------------
TOTAL CAPITAL AND LIABILITIES                               $    275,789      $    214,183
                                                            ============      ============

                   See accompanying notes and independent auditors' report.




                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                          1996                  1995                1994
OPERATING REVENUES
  Water                               $   133,874            $  126,801          $  121,302
  Garbage                                 107,345               107,164             107,450
  Streetlights                             34,816                34,797              34,918
  Transfer & Reconnect Fees                 1,635                 2,010               1,830
                                      -----------            ----------          ----------
Total Operating Revenues              $   277,670            $  270,772          $  265,500
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    83,680            $   82,092          $   82,092
  Electric                                  5,876                 5,275               5,298
  Streetlights                             14,409                14,345              14,314
  Other Costs                              33,349                33,235              33,224
                                      -----------            ----------          ----------
Total Cost of Sales                   $   137,314            $  134,947          $  134,928
                                      -----------            ----------          ----------

Gross Profit                          $   140,356            $  135,825          $  130,572


OPERATING EXPENSES
  Depreciation & Amortization         $     7,842            $    7,616          $    6,768
  General & Administration                 81,077                78,052              76,870
                                      -----------            ----------          ----------
Total Operating Expenses              $    88,919            $   85,668          $   83,638
                                      -----------            ----------          ----------

Operating Income                      $    51,437            $   50,157          $   46,934


OTHER INCOME
  Rental and Late Fees                $    36,213            $   34,990          $   33,714
  Interest                                  4,254                 3,014               2,898
                                      -----------            ----------          ----------
Total Other Income                    $    40,467            $   38,004          $   36,612
                                      -----------            ----------          ----------


                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                          1996                  1995                1994

OTHER OPERATING EXPENSES
  General and Administrative          $    30,555            $   30,445          $   29,430
  Depreciation                              3,239                 3,055               2,808
                                      -----------            ----------          ----------
Total Other Operating Expenses        $    33,794            $   33,500          $   32,238
                                      -----------            ----------          ----------

Other Net Income, on Non-Utility      $     6,673            $    4,504          $    4,374
                                      -----------            ----------          ----------

Net Income Before Income Taxes
    and Extraordinary Items           $    58,110            $   54,661          $   51,308

PROVISION FOR INCOME TAXES
   Current                            $    12,018            $   11,422          $   10,243
                                      -----------            ----------          ----------
Total Provision for Income Taxes      $    12,018            $   11,422          $   10,243
                                      -----------            ----------          ----------

Net Income before Extraordinary
   Items                              $    46,092            $   43,239          $   41,065

Extraordinary Items from
   Utilization of Operating
   Loss Carryforward                  $    12,018            $   11,422          $   10,243
                                      -----------            ----------          ----------
NET INCOME                            $    58,110            $   54,661          $   51,308
                                      ===========            ==========          ==========


EARNINGS PER SHARE

Net Income before Extraordinary
   Items                              $      .024            $     .023          $     .022
Extraordinary Items-Utilization
   of Operating Loss Carryforward     $      .006            $     .006          $     .005
                                      -----------            ----------          ----------
NET EARNINGS PER SHARE                $      .030            $     .029          $     .027
                                      ===========            ==========          ==========


                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                   APPROPRIATED UNAPPROPRIATED   TOTAL
                    COMMON STOCK        CAPITAL     RETAINED      RETAINED     SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS      EARNINGS       EQUITY

December 31, 1994 1,903,853  $  19,039  $ 266,306  $    8,007     $  (58,006)   $ 235,346
                  ---------  ---------  ---------  ----------     ----------    ---------

Payment of 1995
  Dividends            -          -       (40,532)       -           (54,661)     (95,193)

Payment of Unclaimed
  Prior Dividends      -          -          -           (125)          -            (125)


Net Income             -          -          -           -            54,661       54,661

                  ---------  ---------  ---------  ----------     ----------    ---------

December 31, 1995 1,903,853  $  19,039  $ 225,774  $    7,882     $  (58,006)   $ 194,689
                  ---------  ---------  ---------  ----------     ----------    ---------

Return of unclaimed
  1995 Dividends       -          -          -          2,220           -           2,220

Net Income             -          -          -           -            58,110       58,110

                  ---------  ---------  ---------  ----------     ----------    ---------

December 31, 1996 1,903,853  $  19,039  $ 225,774  $   10,102     $      104    $ 255,019
                  =========  =========  =========  ==========     ==========    =========









                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                    1996            1995            1994
Cash flows from operating activities
  Net Income                                     $   58,110      $   54,661      $   51,308
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                    11,080          10,673           9,576
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                     (6,349)          2,221          (3,399)
     Other Assets                                     -0-             1,015          (1,015)
     Prepaid Assets                                    (237)            554            (184)
   Increase (decrease) in
     Accounts Payable                                   776          (2,860)          3,234
     Accrued Expenses & Deferred Income                 583             261             125
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   63,963      $   66,525      $   59,645
                                                 ----------      ----------      ----------
Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (2,249)     $   (7,820)     $   (7,136)
    Office Complex Improvements                      (6,572)         (3,080)         (3,905)
    CIAC                                              -0-             1,325           -0-
                                                 ----------      ----------      ----------
Net cash used in investing activities            $   (8,821)     $   (9,575)     $  (11,041)
                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $    -0-        $  (95,318)     $     (794)
    Return of Unpaid Dividends                        2,220           -0-             2,335
                                                 ----------      ----------      ----------
Net cash provided by (used in) financing
  activities                                     $    2,220      $  (95,318)     $    1,541
                                                 ----------      ----------      ----------
Net increase (decrease) in cash                  $   57,362      $  (38,368)     $   50,145
Cash at beginning of year                        $  110,669      $  149,037      $   98,892
                                                 ----------      ----------      ----------
Cash at end of year                              $  168,031      $  110,669      $  149,037
                                                 ==========      ==========      ==========
Supplementary Disclosures of Cash Flow
  Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

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

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 1996 and 1995).

(2) - LONG-TERM DEBT:

     There was no debt at the end of 1996 or 1995.

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

(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 1996 and December 31, 1995:
                                                1996               1995
        Land, Buildings, Office
          Equipment and Furniture           $     72,883       $     66,311
        Water, Plant and Equipment               292,991            290,742
                                            ------------       ------------
            Total Property and Equipment    $    365,874       $    357,053
        Less: Accumulated Depreciation          (272,836)          (261,673)
                                            ------------       -------------
            Net Property and Equipment      $     93,038       $     95,380
                                            ============       =============

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 1996 and 1995 years.

(6) - LEASE:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month.

     The following is a schedule of future minimum lease payments:

          December 31, 1997         $  5,400
          December 31, 1998            5,400
          December 31, 1999            4,500
                                    --------
            Total                   $ 15,300
                                    ========


(7) - INCOME TAXES:

     Pretax income from continuing operations for the years ended December 31, was as follows:

                           1996                1995               1994

                       $     58,110        $     54,661        $    51,308

      Significant components of the provision for income taxes attributable to continuing operations are as follows:

                           1996                1995                1994

     Current:
       Federal         $      9,040        $      8,557        $      7,589
       State                  2,978               2,865               2,654
                       ------------        ------------        ------------
     Total Current           12,018              11,422              10,243

     Deferred:
       Federal                 -                   -                   -
       State                   -                   -                   -
                       ------------        ------------        ------------
     Total Provision   $     12,018        $     11,422        $     10,243
                       ============        ============        ============

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)

     There are no deferred tax assets and liabilities as of December 31, 1996, 1995 and 1994, due to management not expecting to realize any reduction of taxes when the operating losses originated in 1983 and 1984.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense is:

                               1996              1995              1994
                          AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

     Tax at U.S.
       Statutory rates $ 19,757    34.00  $ 18,585   34.00  $ 17,445   34.00
     Surtax exemption   (10,055)  (17.30)   (9,881) (18.07)   (9,613) (18.73)
     State income tax-
       net of federal
       tax benefits       1,966     3.38     1,891    3.46     1,752    3.41
     Non-deductible
       expenses             350      .60       827    1.51       659    1.28
                       --------    -----  --------   -----  --------   -----
                       $ 12,018    20.68  $ 11,422   20.90  $ 10,243   19.96
                       ========    =====  ========   =====  ========   =====


Operating Loss Carryforwards--

     The Company has loss carryforwards totaling $302,152 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                     Originated               Expired

                        1983                    1998        $ 102,843
                        1984                    1999          171,592
                        1991                    2006           27,717
                                                            ---------
                                                            $ 302,152
                                                            =========








                                  SUPPLEMENTAL SCHEDULE I

                                HOLIDAY-GULF BUILDERS, INC.
                        DETAIL STATEMENT OF NON-UTILITY OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                               1996               1995
INCOME
  Rental Income                                           $      36,163      $     34,950
  Interest Income                                                 4,254             3,014
  Late Fees                                                          50                40
                                                          -------------      ------------
Total Income                                              $      40,467      $     38,004
                                                          -------------      ------------
EXPENSES
  Salary                                                  $       1,974      $      1,872
  Payroll Taxes                                                     157               150
  Group Insurance                                                   295               295
  General Insurance                                                 198                62
  Office Rent                                                       572               572
  Office Utilities                                                   55                55
  Telephone                                                         200               193
  Travel and Entertainment                                          869               804
  Taxes - Tangible                                                   12                11
  Auto                                                              120               120
  Office Expense                                                    186               183
  Accounting, Legal and Consulting Fees                           1,995             2,024
  Bank Service Charges                                               13               375
  Directors Fees                                                  9,076             9,067
  Postage and Freight                                                98               100
  Stock, Licenses and Fees                                        1,162               971
  Office Complex/Warehouse - Paper Supplies                         414               298
  Office Complex/Warehouse - Repairs and Maintenance              1,660             1,337
  Office Complex/Warehouse - Depreciation                         3,198             3,050
  Office Complex/Warehouse - Real Estate Taxes                    2,800             2,646
  Office Complex/Warehouse - Lawn Services                        2,700             2,878
  Office Complex/Warehouse - Water and Sewer                        461               401
  Office Complex/Warehouse - Electric                             4,420             4,394
  Office Complex/Warehouse - Insurance                              993             1,512
  Warehouse - Other                                                 125               125
  Depreciation - Other                                               41                 5
                                                          -------------      ------------
Total Expenses                                            $      33,794      $     33,500
                                                          -------------      ------------
NET INCOME                                                $       6,673      $      4,504
                                                          =============      ============

                 See accompanying notes and independent auditors' report.