Form 10-Q
period 1997-03-31
HOLIDAY GULF HOMES INC
filed 1997-05-14
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1997

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.


Common Stock, $.01 Par Value - 1,903,853 shares as of March 31, 1997.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended March 31, 1997 and 1996 and for the
          years ended December 31, 1996 and 1995 ......................  5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1996 and the three months ended March 31, 1997...............    7

        Consolidated Statements of Cash Flows -  For
          the three months ended March 31, 1997
          and March 31, 1996...........................................    8

        Notes to Consolidated Financial Statements..................... 9-13

        Accountants' Report............................................   14


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................15-16


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                               17

Item 2.   Changes in Securities                                           17

Item 3.   Defaults upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 5.   Other Information                                            17-18

Item 6.   Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                19

                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                               March 31,     December 31,
                                                                 1997            1996
                                                             (Unaudited)       (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    293,983      $   292,991
  Less:  Accumulated Depreciation                               (228,613)        (226,837)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     65,370      $    66,154
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $46,912 in 1997 and
    $45,999 in 1996                                         $     25,971      $    26,884
                                                            ------------      -----------
Net Other Property & Investments                            $     25,971      $    26,884
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     83,017      $   168,031
  Accounts Receivable                                              2,733            5,932
  Prepaids                                                         1,186            3,038
  Other Receivables                                                3,495            3,715
                                                            ------------      -----------
Total Current Assets                                        $     90,431      $   180,716
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035      $     2,035
                                                            ------------      -----------

Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------

TOTAL ASSETS                                                $    183,807      $   275,789
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                 March 31,    December 31,
                                                                   1997           1996
                                                                (Unaudited)      (Audited)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1996 and 1995                            $     19,039      $    19,039
  Paid-In-Capital                                                135,089          225,774
  Retained Earnings (of which $10,102 as of
    March 31, 1997 and December 31, 1996
    was appropriated for unclaimed 1995, 1993
    1990, 1989 and 1988 dividends)                                10,206           10,206
                                                            ------------      -----------

Total Capital Stock and Retained Earnings                   $    164,334      $   255,019
                                                            ------------      -----------

  CIAC, less Accumulated Amortization of
    $145 in 1997 and $124 in 1996                           $      1,180      $     1,201
                                                            ------------      -----------

Total Capitalization                                        $    165,514      $   256,220
                                                            ------------      -----------


CURRENT LIABILITIES

  Accounts Payable                                          $     14,782      $    16,770
  Accrued Liabilities                                              1,333            1,250
  Deferred Income                                                  2,178            1,549
                                                            ------------      -----------

Total Current Liabilities                                   $     18,293      $    19,569
                                                            ------------      -----------

TOTAL CAPITAL AND LIABILITIES                               $    183,807      $   275,789
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended        For the years ended
                                             March 31,                   December 31,
                                        1997          1996             1996          1995
                                           (Unaudited)                    (Audited)

OPERATING REVENUES
 Water                              $    33,784    $    32,443     $   133,874   $ 126,801
 Garbage                                 26,255         27,282         107,345     107,164
 Streetlights                             8,551          8,867          34,816      34,797
 Transfer & Reconnect Fees                  330            495           1,635       2,010
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    68,920    $    69,087     $   277,670   $ 270,772
                                    -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                            $    20,920    $    20,920     $    83,680   $  82,092
 Electric                                 1,529          1,347           5,876       5,275
 Streetlights                             3,625          3,583          14,409      14,345
 Other Costs                              8,799          9,047          33,349      33,235
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    34,873    $    34,897     $   137,314   $ 134,947
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    34,047    $    34,190     $   140,356   $ 135,825

OPERATING EXPENSES
 Depreciation & Amortization        $     1,914    $     1,903     $     7,842   $   7,616
 General & Administration                27,935         26,543          81,077      78,052
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    29,849    $    28,446     $    88,919   $  85,668
                                    -----------    -----------     -----------   ---------
Operating Income                    $     4,198    $     5,744     $    51,437   $  50,157

OTHER INCOME
  Rental and late fees              $     9,215    $     8,897     $    36,213   $  34,990
  Interest                                  664            959           4,254       3,014
                                    -----------    -----------     -----------   ---------
Total Other Income                  $     9,879    $     9,856     $    40,467   $  38,004
                                    -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
  General and Administrative        $     8,816    $     8,377     $    30,555   $  30,445
  Depreciation                              754            765           3,239       3,055
                                    -----------    -----------     -----------   ---------
Total Other Operating Expenses      $     9,570    $     9,142     $    33,794   $  33,500
                                    -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the three months ended        For the years ended
                                           March 31,                   December 31,
                                      1997           1996            1996           1995
                                           (Unaudited)                      (Audited)

Other Net Income, on Non-Utility   $       309    $      714      $     6,673    $   4,504
                                   -----------    ----------      -----------    ---------
Net Income Before Income
  Taxes and Extraordinary Items    $     4,507    $    6,458      $    58,110    $  54,661
                                   ===========    ==========      ===========    =========

PROVISION FOR INCOME TAXES

  Current                          $     1,108    $     1,495     $    12,018    $  11,422
                                   -----------    -----------     -----------    ---------
Total Provision for Income
  Taxes                            $     1,108    $     1,495     $    12,018    $  11,422
                                   -----------    -----------     -----------    ---------

Net Income Before Extraordinary
  Items                            $     3,399    $     4,963     $    46,092    $  43,239


Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      1,108          1,495          12,018       11,422
                                   -----------    -----------     -----------    ---------
NET INCOME                         $     4,507    $     6,458     $    58,110    $  54,661

                                   ===========    ===========     ===========    =========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                            $      .002    $      .002     $      .024    $    .023

Extraordinary Items -Utilization
  of Operating Loss Carryforward   $      .001    $      .001     $      .006    $    .006

                                   -----------    -----------     -----------    ---------

NET EARNINGS PER SHARE             $      .003    $      .003     $      .030    $    .029

                                   ===========    ===========     ===========    =========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE THREE MONTHS ENDED
                                      MARCH 31, 1997

                                                  APPROPRIATED  UNAPPROPRIATED    TOTAL
                    COMMON STOCK        CAPITAL     RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS       EARNINGS       EQUITY


December 31, 1995
  (Audited)       1,903,853  $   19,039  $ 225,774  $    7,882    $  (58,006)  $ 194,689
                  ---------  ----------  ---------  ----------    ----------   ---------

Return of Unclaimed
  1995 Dividends       -           -          -          2,220          -          2,220

Net Income             -           -          -           -           58,110      58,110
                  ---------  ----------  ---------  ----------    ----------   ---------

December 31, 1996
  (Audited)       1,903,853  $   19,039  $ 225,774  $   10,102    $      104   $ 255,019
                  ---------  ----------  ---------  ----------    ----------   ---------
Payment of 1997
  Dividends            -           -       (90,685)       -           (4,507)    (95,192)

Net Income
  (Unaudited)          -           -          -           -            4,507       4,507
                  ---------  ----------  ---------  ----------     ---------   ---------
March 31, 1997
  (Unaudited)     1,903,853  $   19,039  $ 135,089  $   10,102     $     104   $ 164,334
                  =========  ==========  =========  ==========     =========   =========













                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the three months ended
                                                                      March 31,
                                                               1997            1996
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    4,507      $    6,458
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                2,668           2,668
Change in assets and liabilities
  (Increase) decrease in
    Other Receivables                                              220            (260)
    Accounts Receivable                                          3,199             175
    Prepaid Assets                                               1,852           1,567
  Increase (decrease) in
    Accounts Payable                                            (1,988)            (72)
    Accrued Expenses                                                83              82
    Deferred Income                                                629             275
                                                            ----------      ----------
Net cash provided by operating activities                   $   11,170      $   10,893
                                                            ----------      ----------
Cash flows from investing activities
  Capital Expenditures                                      $     (992)     $   (4,159)
                                                            ----------      ----------
Net cash used in investing activities                       $     (992)     $   (4,159)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $  (95,192)     $     -
                                                            ----------      ----------
Net cash used in financing activities                       $  (95,192)     $     -
                                                            ----------      ----------
Net increase (decrease) in cash                             $  (85,014)     $    6,734

Cash at beginning of period                                    168,031         110,669
                                                            ----------      ----------
Cash at end of period                                       $   83,017      $  117,403
                                                            ==========      ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-


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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

      Maintenance and repairs of property and equipment are charged to expense as incurred, whereas renewals and betterments are capitalized. When properties are replaced, retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. Any gain or loss is credited or charged to operations in the year of disposal.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1996 and for the first three months of 1997).

(2) - LONG-TERM DEBT:

      There was no debt as of March 31, 1997 or December 31, 1996.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at March 31, 1997 and December 31, 1996:
                                              March 31,         December 31,
                                                 1997               1996

      Land, Buildings, Office Equipment
        and Furniture                        $     72,883       $    72,883
      Utility Plant and Equipment                 293,983           292,991
                                             ------------       -----------
         Total Property and Equipment        $    366,866       $   365,874

      Less: Accumulated Depreciation             (275,525)         (272,836)
                                             ------------       -----------
         Net Property and Equipment          $     91,341       $    93,038
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the three months ended March 31, 1997 and 1996.

(6) - LEASE:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month.

         The following is a schedule of future minimum lease payments:

            December 31, 1997       $  4,050
            December 31, 1998          5,400
            December 31, 1999          4,500
                                    --------
                    Total           $ 13,950
                                    ========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES:

         Pretax income from continuing operations for the three months ended March 31, 1997 and for the year ended December 31, 1996 was as follows:

                                   March 31,             December 31,
                                      1997                   1996

                                   $   4,507             $     58,110

         Significant components of the provision for income taxes attributable to continuing operations for the three months ended March 31, 1997 and for the year ended December 31, 1996 are as follows:

                                   March 31,             December 31,
                                      1997                   1997

         Current:
           Federal                 $   1,008             $      9,040
           State                         100                    2,978
                                   ---------             ------------
         Total Current             $   1,108             $     12,018

         Deferred:
           Federal                      -                        -
           State                        -                        -
                                   ---------             ------------
         Total Provision           $   1,108             $     12,018
                                   =========             ============

         There are no deferred tax assets and liabilities as of March 31, 1997 and December 31, 1996, due to management not expecting to realize any reduction of taxes when the operating losses originated in 1983 and 1984.

                 HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES, CONTINUED:

         The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the three months ended March 31, 1997 and the year ended December 31, 1996 is:

                             March 31, 1997            December 31, 1996

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  1,532          34.00      $ 19,757         34.00
Surtax exemption         (1,276)        (28.32)      (10,055)       (17.30)
State income tax-
  net of federal
  tax benefits               66           1.46         1,966          3.38
Non-deductible
  expenses                  786          17.44           350           .60
                       --------         ------      --------        ------
                       $  1,108          24.58      $ 12,018         20.68
                       ========         ======      ========        ======


Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1996 totaling $302,152 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1983                    1998         $  102,843
                       1984                    1999            171,592
                       1991                    2006             27,717
                                                            ----------
                                                            $  302,152
                                                            ==========

<REVIEW-REPORT>







ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 1997 and the related consolidated condensed statements of income, shareholders' equity and cash flows for the three months then ended March 31, 1997 and 1996, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated condensed financial statements is the representation of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 1997 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1996, were audited by us, and we expressed an unqualified opinion on them in our report dated January 8, 1997, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.



Ocala, Florida
  May 5, 1997

</REVIEW-REPORT>

                         HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

RESULTS OF OPERATIONS:

       Utility operating revenues decreased .24% in the first quarter of 1997 to $68,920 down $167 over the first quarter of 1996. For the year ended December 31, 1996 utility operating revenues of $277,670 were $6,898 or 2.55% higher than the year ended December 31, 1995. The increase in revenues in 1996 over 1995, are primarily to rate increases in water revenues.

       The gross profit percentages for the first quarter of 1997 and year ended December 31, 1996 compared to the same periods of the prior year were maintained due to the stability in the number of customers.

       General and administrative expenses have increased as a percentage of utility revenues due to insurance, auto, office supplies and stock agent fees. General and administrative expenses as a percentage of utility revenues were approximately 40.53% and 29.20% for the three month period ended March 31, 1997 and the year ended December 31, 1996 as compared to 38.42% and 28.83% for the comparable periods of 1996 and 1995.

       Income from other operations increased .23% in the first quarter of 1997 to $9,879, up $23 over the first quarter of 1996. For the year ended December 31, 1996 income from other operations of $40,467 was $2,463, or 6.48% higher than the same period in 1995. The increase in revenues is due primarily to increases in rental income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to stock fees, auto, and office complex warehouse expenses for repairs and maintenance. The year end expenses were stable as revenues increased thereby decreasing the percentage. General and administrative expenses from other operations as a percentage of income from other operations were approximately 89.24% and 75.51% for the three month period ended March 31, 1997 and the year ended December 31, 1996 as compared to 85.00% and 80.11% for the comparable period of 1996 and 1995.

       Net income decreased 30.21% in the first quarter of 1997 to $4,507 down $1,951 over the first quarter of 1996. For the year ended December 31, 1996, net income of $58,110 was $3,449 or 6.31% higher than the same period in 1995. The decrease in net income in the first quarter is due to the increase in general and administrative expenses in both operating and other operating expenses. The improvements in net income for the year ended December 31, 1996 over 1995 are the result of improved water revenues, rental income and management controlling costs.

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis Financial Condition and
             Results of Operations, Continued:

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

                         PART II. OTHER INFORMATION
                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended March 31, 1997 nor have there been any material developments during the quarter.

Item 2.  Changes in Securities.

           The rights of the holders of registered securities have not been materially modified, limited or qualified by the issuance or modification of any class of securities.

           There are no working capital restrictions or other limitations upon payment of dividends.

Item 3.  Defaults upon Senior Securities.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 5.   Other Information, Continued.

            The Company declared and distributed a dividend of $.05 per share in January, 1997. The declared dividend required the use of $95,192 cash.


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