Form 10-Q
period 1997-06-30
HOLIDAY GULF HOMES INC
filed 1997-08-11
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1997

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

Common Stock, $.01 Par Value - 1,903,853 shares as of June 30, 1997.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - June 30, 1997
          and December 31, 1996........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended June 30, 1997 and 1996 and for the six
          months ended June 30, 1997 and 1996..........................  5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1996 and the six months ended June 30, 1997..................    7

        Consolidated Statements of Cash Flows -  For
          the six months ended June 30, 1997
          and June 30, 1996....... ....................................    8

        Notes to Consolidated Financial Statements..................... 9-13

        Accountants' Report............................................   14


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................15-16


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                               17

Item 2.   Changes in Securities                                           17

Item 3.   Defaults upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 5.   Other Information                                            17-18

Item 6.   Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                19


                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                June 30,     December 31,
                                                                 1997            1996
                                                             (Unaudited)       (Audited)

ASSETS

WATER, PLANT AND EQUIPMENT
  Water Plant & Equipment, at Original Costs                $    299,418      $   292,991
  Less:  Accumulated Depreciation                               (230,389)        (226,837)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     69,029      $    66,154
                                                            ------------      -----------

OTHER PROPERTY AND INVESTMENTS
  Non-Utility Property, less Accumulated
    Depreciation of $47,825 in 1997 and
    $45,999 in 1996                                         $     26,039      $    26,884
                                                            ------------      -----------
Net Other Property & Investments                            $     26,039      $    26,884
                                                            ------------      -----------

CURRENT ASSETS
  Cash and Certificates of Deposit                          $    101,783      $   168,031
  Accounts Receivable                                              3,451            5,932
  Prepaids                                                           946            3,038
  Other Receivables                                                3,345            3,715
                                                            ------------      -----------
Total Current Assets                                        $    109,525      $   180,716
                                                            ------------      -----------

OTHER ASSETS
  Deposits                                                  $      2,035      $     2,035
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------

TOTAL ASSETS                                                $    206,628      $   275,789
                                                            ============      ===========

                      See accompanying notes and accountants' report.


                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                  June 30,    December 31,
                                                                   1997           1996
                                                               (Unaudited)      (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1997 and 1996                            $     19,039      $    19,039
  Paid-In-Capital                                                154,959          225,774
  Retained Earnings (of which $10,102 as of
    June 30, 1997 and December 31, 1996
    was appropriated for unclaimed 1995, 1993
    1990, 1989 and 1988 dividends)                                10,206           10,206
                                                            ------------      -----------
Total Capital Stock and Retained Earnings                   $    184,204      $   255,019
                                                            ------------      -----------

  CIAC, less Accumulated Amortization of
    $166 in 1997 and $124 in 1996                           $      1,159      $     1,201
                                                            ------------      -----------
Total Capitalization                                        $    185,363      $   256,220
                                                            ------------      -----------


CURRENT LIABILITIES

  Accounts Payable                                          $     16,667      $    16,770
  Accrued Liabilities                                              1,250            1,250
  Deferred Income                                                  3,348            1,549
                                                            ------------      -----------
Total Current Liabilities                                   $     21,265      $    19,569
                                                            ------------      -----------

TOTAL CAPITAL AND LIABILITIES                               $    206,628      $   275,789
                                                            ============      ===========


                      See accompanying notes and accountants' report.


                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three months ended     For the six months ended
                                             June 30,                      June 30,
                                       1997          1996             1997          1996
                                           (Unaudited)                    (Unaudited)

OPERATING REVENUES
 Water                             $    35,540    $    33,847     $    69,324   $  66,290
 Garbage                                26,967         29,792          53,222      57,073
 Streetlights                            8,763          9,643          17,314      18,510
 Transfer & Reconnect Fees                 526            435             856         930
                                   -----------    -----------     -----------   ---------
Total Operating Revenues           $    71,796    $    73,717     $   140,716   $ 142,803
                                   -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                           $    20,920    $    20,920     $    41,840   $  41,840
 Electric                                1,510          1,496           3,039       2,843
 Streetlights                            3,634          3,592           7,259       7,174
 Other Costs                             6,660          8,564          15,459      17,611
                                   -----------    -----------     -----------   ---------
Total Cost of Sales                $    32,724    $    34,572     $    67,597   $  69,468
                                   -----------    -----------     -----------   ---------
Gross Profit                       $    39,072    $    39,145     $    73,119   $  73,335

OPERATING EXPENSES
 Depreciation & Amortization       $     1,913    $     1,904     $     3,827   $   3,807
 General & Administration               19,534         19,605          47,469      46,148
                                   -----------    -----------     -----------   ---------
Total Operating Expenses           $    21,447    $    21,509     $    51,296   $  49,955
                                   -----------    -----------     -----------   ---------
Operating Income                   $    17,625    $    17,636     $    21,823   $  23,380

OTHER INCOME
  Rental and late fees             $     9,209    $     8,898     $    18,424   $  17,795
  Interest                                 528            978           1,192       1,937
                                   -----------    -----------     -----------   ---------
Total Other Income                 $     9,737    $     9,876     $    19,616   $  19,732
                                   -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
  General and Administrative       $     6,738    $     9,787     $    15,554   $  18,164
  Depreciation                             754            765           1,508       1,530
                                   -----------    -----------     -----------   ---------
Total Other Operating Expenses     $     7,492    $    10,552     $    17,062   $  19,694
                                   -----------    -----------     -----------   ---------

                       See Accompanying notes and accountants' report.


                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the three months ended      For the six months ended
                                             June 30,                       June 30,
                                       1997            1996            1997           1996
                                           (Unaudited)                     (Unaudited)


Other Net Income, on Non-Utility   $     2,245    $      (676)    $     2,554    $      38
                                   -----------    -----------     -----------    ---------
Net Income Before Income
Taxes and Extraordinary Items      $    19,870    $    16,960     $    24,377    $  23,418
                                   -----------    -----------     -----------    ---------
PROVISION FOR INCOME TAXES

  Current                          $     3,905    $     3,520     $     5,013    $   5,015
                                   -----------    -----------     -----------    ---------
Total Provision for Income
  Taxes                            $     3,905    $     3,520     $     5,013    $   5,015
                                   -----------    -----------     -----------    ---------

Net Income Before Extraordinary
  Items                            $    15,965    $    13,440     $    19,364    $  18,403

Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      3,905          3,520           5,013        5,015
                                   -----------    -----------     -----------    ---------
NET INCOME                         $    19,870    $    16,960     $    24,377    $  23,418
                                   ===========    ===========     ===========    =========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                            $      .008    $      .007     $      .010    $    .010

Extraordinary Items -Utilization
  of Operating Loss Carryforward   $      .002    $      .002     $      .003    $    .003
                                   -----------    -----------     -----------    ---------

NET EARNINGS PER SHARE             $      .010    $      .009     $      .013    $    .013
                                   ===========    ===========     ===========    =========





                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE SIX MONTHS ENDED
                                      JUNE 30, 1997

                                                  APPROPRIATED  UNAPPROPRIATED    TOTAL
                    COMMON STOCK        CAPITAL     RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    SURPLUS     EARNINGS       EARNINGS       EQUITY

December 31, 1995
  (Audited)       1,903,853  $   19,039  $ 225,774  $    7,882    $  (58,006)  $ 194,689
                  ---------  ----------  ---------  ----------    ----------   ---------

Return of Unclaimed
  1995 Dividends       -           -          -          2,220          -          2,220

Net Income             -           -          -           -           58,110      58,110
                  ---------  ----------  ---------  ----------    ----------   ---------

December 31, 1996
  (Audited)       1,903,853  $   19,039  $ 225,774  $   10,102    $      104   $ 255,019
                  ---------  ----------  ---------  ----------    ----------   ---------
Payment of 1997
  Dividends            -           -       (70,815)       -          (24,377)    (95,192)

Net Income
  (Unaudited)          -           -          -           -           24,377      24,377
                  ---------  ----------  ---------  ----------     ---------   ---------
June 30, 1997
  (Unaudited)     1,903,853  $   19,039  $ 154,959  $   10,102     $     104   $ 184,204
                  =========  ==========  =========  ==========     =========   =========













                      See accompanying notes and accountants' report.


                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the six months ended
                                                                      June 30,
                                                               1997            1996
                                                                    (Unaudited)

Cash flows from operating activities
  Net Income                                                $   24,377      $   23,418
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                5,336           5,337
Change in assets and liabilities
  (Increase) decrease in
    Other Receivables                                              370            (520)
    Accounts Receivable                                          2,481            (767)
    Prepaid Assets                                               2,092           2,009
  Increase (decrease) in
    Accounts Payable                                              (103)            289
    Accrued Expenses                                              -                 55
    Deferred Income                                              1,799            (533)
                                                            ----------      ----------
Net cash provided by operating activities                   $   36,352      $   29,288
                                                            ----------      ----------

Cash flows from investing activities
  Capital Expenditures                                      $   (7,408)     $   (4,159)
                                                            ----------      ----------
Net cash used in investing activities                       $   (7,408)     $   (4,159)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $  (95,192)     $     -
                                                            ----------      ----------
Net cash used in financing activities                       $  (95,192)     $     -
                                                            ----------      ----------
Net increase (decrease) in cash                             $  (66,248)     $   25,129

Cash at beginning of period                                    168,031         110,669
                                                            ----------      ----------
Cash at end of period                                       $  101,783      $  135,798
                                                            ==========      ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1996 and for the first six months of 1997).

(2) - LONG-TERM DEBT:

      There was no debt as of June 30, 1997 or December 31, 1996.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at June 30, 1997 and December 31, 1996:
                                               June 30,         December 31,
                                                 1997               1996

      Land, Buildings, Office Equipment
        and Furniture                        $     73,864       $    72,883
      Utility Plant and Equipment                 299,418           292,991
                                             ------------       -----------
         Total Property and Equipment        $    373,282       $   365,874

      Less: Accumulated Depreciation             (278,214)         (272,836)
                                             ------------       -----------
         Net Property and Equipment          $     95,068       $    93,038
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the six months ended June 30, 1997 and 1996.

(6) - LEASE:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month.

         The following is a schedule of future minimum lease payments:

            December 31, 1997       $  2,700
            December 31, 1998          5,400
            December 31, 1999          4,500
                                    --------
                    Total           $ 12,600
                                    ========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES:

         Pretax income from continuing operations for the six months ended June 30, 1997 and for the year ended December 31, 1996 was as follows:

                                    June 30,             December 31,
                                      1997                   1996

                                   $  24,377             $     58,110

         Significant components of the provision for income taxes attributable to continuing operations for the six months ended June 30, 1997 and for the year ended December 31, 1996 are as follows:

                                    June 30,             December 31,
                                      1997                   1996

         Current:
           Federal                 $   3,821             $      9,040
           State                       1,192                    2,978
                                   ---------             ------------
         Total Current             $   5,013             $     12,018

         Deferred:
           Federal                      -                        -
           State                        -                        -
                                   ---------             ------------
         Total Provision           $   5,013             $     12,018
                                   =========             ============

         There are no deferred tax assets and liabilities as of June 30, 1997 and December 31, 1996, due to management not expecting to realize any reduction of taxes when the operating losses originated in 1983 and 1984.

                 HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES, CONTINUED:

         The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the six months ended June 30, 1997 and the year ended December 31, 1996 is:

                              June 30, 1997            December 31, 1996

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  8,288          34.00      $ 19,757         34.00
Surtax exemption         (4,841)        (19.86)      (10,055)       (17.30)
State income tax-
  net of federal
  tax benefits              787           3.23         1,966          3.38
Non-deductible
  expenses                  779           3.19           350           .60
                       --------         ------      --------        ------
                       $  5,013          20.56      $ 12,018         20.68
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
                                                            ==========

<REVIEW-REPORT>







ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheet of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated condensed statements of shareholders' equity for the period ended June 30, 1997, and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 1997 consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1996, were audited by us, and we expressed an unqualified opinion on them in our report dated January 8, 1997, but we have not performed any auditing procedures since that date.

                                          ARNOLD AND CO., P.A.



Ocala, Florida
  July 8, 1997
</REVIEW-REPORT>

                         HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

RESULTS OF OPERATIONS:

       Utility operating revenues decreased 2.68% in the second quarter of 1997 to $71,796 down $1,921 over the second quarter of 1996. For the first six months utility operating revenues of $140,716 were $2,087 or 1.48% lower than the same period in 1996. The decrease in revenues for the second quarter and year to date, are due primarily to a decline in garbage and streetlight usage.

       The gross profit percentages for the second quarter and year to date of 1997 compared to the same periods of the prior year were maintained due to the stability in the number of customers.

       General and administrative expenses have increased as a percentage of utility revenues due to insurance, office supplies and stock agent fees. General and administrative expenses as a percentage of utility revenues were approximately 27.21% and 33.73% for the three and six month periods ended June 30, 1997 as compared to 26.59% and 32.32% for the comparable periods of 1996.

       Income from other operations decreased 1.43% in the second quarter of 1997 to $9,737, down $139 over the second quarter of 1996. For the first six months income from other operations of $19,616 was $116, or .59% lower than the same period in 1996. The decrease in revenues is due primarily to a decrease in interest earned.

       General and administrative expenses from other operations have decreased as a percentage of income from other operations due to office complex warehouse expenses for repairs and maintenance and electric. General and administrative expenses from other operations as a percentage of income from other operations were approximately 69.20% and 79.29% for the three and six month periods ended June 30, 1997 as compared to 99.10% and 92.05% for the comparable periods of 1996.

       Net income increased 17.16% in the second quarter of 1997 to $19,870 up $2,910 over the second quarter of 1996. For the first six months, net income of $24,377 was $959 or 4.10% higher than the same period in 1996. The increase in net income in the second quarter and year to date, are due primarily to the decrease in general and administrative expenses of the non-utility operations.

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations, Continued:

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

                         PART II. OTHER INFORMATION
                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended June 30, 1997 nor have there been any material developments during the quarter.

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

       (a)  Annual Meeting of stockholders was held on June 28, 1997.

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


HOLIDAY-GULF HOMES, INC.
(Regis11trant)


DATE: ___AUGUST 11, 1997__________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER