Form 10-Q
period 1997-09-30
HOLIDAY GULF HOMES INC
filed 1997-11-03
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended  September 30, 1997

Commission File Number 0-7205

                         HOLIDAY-GULF HOMES, INC.
         (Exact name of registrant as specified in its charter)

           Minnesota                                  41-0916277
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  4804 Mile Stretch Drive, Holiday, FL                   34690
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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

Common Stock, $.01 Par Value-1,903,853 shares as of September 30, 1997

                                    INDEX


                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - September 30, 1997
          and December 31, 1996......................................   3-4

        Consolidated Statements of Operations - For the three
          months ended September 30, 1997 and 1996 and
          the nine months ended September 30, 1997 and 1996..........   5-6

        Consolidated Statements of Shareholders'
          Equity - For the year ended December 31,
          1996 and the nine months ended September 30, 1997..........    7

        Consolidated Statements of Cash Flows - For
          the nine months ended September 30, 1997
          and 1996 ..................................................    8

        Notes to Consolidated Financial Statements................... 9-13

        Accountants' Report..........................................   14


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   15


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                             16

Item 2.   Changes in Securities                                         16

Item 3.   Defaults upon Senior Securities                               16

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 5.   Other Information                                             16

Item 6.   Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                              18



                               PART 1. FINANCIAL INFORMATION

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                            September 30,     December 31,
                                                                 1997             1996
                                                             (Unaudited)        (Audited)

ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    302,023      $    292,991
  Less:  Accumulated Depreciation                               (232,164)         (226,837)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     69,859      $     66,154
                                                            ------------      ------------

OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $48,738 in 1997 and
    $45,999 in 1996                                         $     25,126      $     26,884
                                                            ------------      ------------
Net Other Property & Investments                            $     25,126      $     26,884
                                                            ------------      ------------

CURRENT ASSETS

  Cash and Certificates of Deposits                         $    122,806      $    168,031
  Accounts Receivable                                              2,921             5,932
  Prepaids                                                           517             3,038
  Other Receivables                                                4,232             3,715
                                                            ------------      ------------
Total Current Assets                                        $    130,476      $    180,716
                                                            ------------      ------------

OTHER ASSETS

  Deposits                                                  $      2,035      $      2,035
                                                            ------------      ------------
Total Other Assets                                          $      2,035      $      2,035
                                                            ------------      ------------

TOTAL ASSETS                                                $    227,496      $    275,789
                                                            ============      ============

                       See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                            September 30,     December 31,
                                                                 1997             1996
                                                             (Unaudited)       (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1997 and 1996                            $     19,039      $     19,039
  Paid-In-Capital                                                173,361           225,774
  Retained Earnings (of which $10,102 as of
    September 30, 1997 and December 31, 1996 was
    appropriated for unclaimed 1995, 1993, 1990,
    1989 and 1988 dividends)                                      10,206            10,206
                                                            ------------      ------------
Total Capital Stock and Retained Earnings                   $    202,606      $    255,019
                                                            ------------      ------------

  CIAC, less Accumulated Amortization of
    $187 in 1997 and $124 in 1996                           $      1,138      $      1,201
                                                            ------------      ------------
Total Capitalization                                        $    203,744      $    256,220
                                                            ------------      ------------


CURRENT LIABILITIES

  Accounts Payable                                          $     20,827      $     16,770
  Accrued Liabilities                                              1,250             1,250
  Deferred Income                                                  1,675             1,549
                                                            ------------      ------------
Total Current Liabilities                                   $     23,752      $     19,569
                                                            ------------      ------------

TOTAL CAPITAL AND LIABILITIES                               $    227,496      $    275,789
                                                            ============      ============






                       See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the nine months ended
                                          September 30,                  September 30,
                                        1997          1996             1997          1996
                                           (Unaudited)                     (Unaudited)

OPERATING REVENUES
  Water                            $    34,120    $    29,716    $    103,444    $   96,006
  Garbage                               26,749         27,862          79,971        84,936
  Streetlights                           8,661          9,055          25,975        27,564
  Transfer & Reconnect Fees                584            315           1,440         1,245
                                   -----------    -----------     -----------    ----------
Total Operating Revenues           $    70,114    $    66,948     $   210,830    $  209,751
                                   -----------    -----------     -----------    ----------

COST OF REVENUES
  Garbage                          $    20,920    $    20,920     $    62,760    $   62,760
  Electric                               1,399          1,487           4,438         4,330
  Streetlights                           3,578          3,615          10,837        10,790
  Other Costs                            7,531          8,427          22,990        26,037
                                   -----------    -----------     -----------    ----------
Total Cost of Revenues             $    33,428    $    34,449     $   101,025    $  103,917
                                   -----------    -----------     -----------    ----------
Gross Profit                       $    36,686    $    32,499     $   109,805    $  105,834

OPERATING EXPENSES
  Depreciation & Amortization      $     1,914    $     1,903     $     5,741    $    5,710
  General & Administration              19,194         17,805          66,663        63,954
                                   -----------    -----------     -----------    ----------
Total Operating Expenses           $    21,108    $    19,708     $    72,404    $   69,664
                                   -----------    -----------     -----------    ----------
Operating Income                   $    15,578    $    12,791     $    37,401    $   36,170

OTHER INCOME
  Rental and late fees             $     9,516    $     9,204     $    27,940    $   26,999
  Interest                               1,034          1,129           2,226         3,067
  Miscellaneous                            840           -                840          -
                                   -----------    -----------     -----------    ----------
Total Other Income                 $    11,390    $    10,333     $    31,006    $   30,066
                                   -----------    -----------     -----------    ----------
OTHER OPERATING EXPENSES
  General and Administrative       $     7,811    $     5,282     $    23,365    $   23,447
  Depreciation                             755            765           2,263         2,295
                                   -----------    -----------     -----------    ----------
Total Other Operating Expenses     $     8,566    $     6,047     $    25,628    $   25,742
                                   -----------    -----------     -----------    ----------
Other Net Income, on Non-Utility   $     2,824    $     4,286     $     5,378    $    4,324
                                   -----------    -----------     -----------    ----------

                        See Accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the three months ended     For the nine months ended
                                        September 30,                  September 30,
                                      1997           1996            1997           1996
                                         (Unaudited)                     (Unaudited)

Net Income Before Income
  Taxes and Extraordinary Items    $    18,402    $    17,077     $    42,779    $   40,494

                                   -----------    -----------     -----------    ----------
PROVISION FOR INCOME TAXES

  Current                          $     3,797    $     3,440     $     8,810    $    8,455
                                   -----------    -----------     -----------    ----------
Total Provision for Income
  Taxes                            $     3,797    $     3,440     $     8,810    $    8,455
                                   -----------    -----------     -----------    ----------

Net Income Before Extraordinary
  Items                            $    14,605    $    13,637     $    33,969    $   32,039

Extraordinary Items From
  Utilization of Operating
  Loss Carryforward                      3,797          3,440           8,810         8,455
                                   -----------    -----------     -----------    ----------

NET INCOME                         $    18,402    $    17,077     $    42,779    $   40,494
                                   ===========    ===========     ===========    ==========

EARNINGS PER SHARE

Net Income Before Extraordinary
  Items                            $      .008    $      .007     $      .018    $     .017

Extraordinary Items -Utilization
  of Operating Loss Carryforward   $      .002    $      .002     $      .005    $     .004
                                   -----------    -----------     -----------    ----------

NET EARNINGS PER SHARE             $      .010    $      .009     $      .023    $     .021
                                   ===========    ===========     ===========    ==========









                       See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS ENDED
                                     SEPTEMBER 30, 1997
                                                  APPROPRIATED  UNAPPROPRIATED     TOTAL
                    COMMON STOCK        CAPITAL     RETAINED       RETAINED    SHAREHOLDERS'
                   SHARES      AMOUNT    SURPLUS     EARNINGS      EARNINGS        EQUITY

December 31, 1995
  (Audited)       1,903,853  $   19,039  $ 225,774  $    7,882     $  (58,006)   $ 194,689
                  ---------  ----------  ---------  ----------     ----------    ---------

Return of Unclaimed
  1995 Dividends       -           -          -          2,220           -           2,220

Net Income             -           -          -           -            58,110       58,110
                  ---------  ----------  ---------  ----------     ----------    ---------

December 31, 1996
  (Audited)       1,903,853  $   19,039  $ 225,774  $   10,102     $      104    $ 255,019
                  ---------  ----------  ---------  ----------     ----------    ---------

Payment of 1997
  Dividends            -           -       (52,413)       -           (42,779)     (95,192)

Net Income
  (Unaudited)          -           -          -           -            42,779       42,779
                  ---------  ----------  ---------  ----------     ----------    ---------
September 30, 1997
  (Unaudited)     1,903,853  $   19,039  $ 173,361  $   10,102     $      104    $ 202,606
                  =========  ==========  =========  ==========     ==========    =========

















                       See accompanying notes and accountants' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the nine months ended
                                                                  September 30,
                                                               1997            1996
                                                                    (Unaudited)

Cash flows from operating activities
  Net Income                                                $   42,779      $   40,494
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                8,003           8,005
Change in Assets and Liabilities
      (Increase) decrease in
        Other Receivables                                         (517)         (3,512)
        Accounts Receivable                                      3,011          (2,257)
        Prepaid Assets                                           2,521           2,312
      Increase (decrease) in
        Accounts Payable                                         4,057           3,856
        Accrued Expenses                                          -                 51
        Deferred Income                                            126             513
                                                            ----------      ----------
Net cash provided by operating activities                   $   59,980      $   49,462
                                                            ----------      ----------

Cash flows from investing activities
    Capital Expenditures                                    $  (10,013)     $   (7,446)
                                                            ----------      ----------
Net cash used in investing activities                       $  (10,013)     $   (7,446)
                                                            ----------      ----------
Cash flows from financing activities
    Payment of Dividends                                    $  (95,192)     $     ,
                                                            ----------      ----------
Net cash used in financing activities                       $  (95,192)     $     ,
                                                            ----------      ----------
Net increase (decrease) in cash                             $  (45,225)     $   42,016

Cash at beginning of period                                    168,031         110,669
                                                            ----------      ----------
Cash at end of period                                       $  122,806      $  152,685
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $     -0-       $     -0-
    Income Tax Paid                                         $     -0-       $     -0-


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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1996 and for the first nine months of 1997).

(2) - LONG-TERM DEBT:

      There was no debt as of September 30, 1997 or December 31, 1996.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at September 30, 1997 and December 31, 1996:

                                              September 30,    December 31,
                                                   1997             1996

        Land, Buildings, Office Equipment
          and Furniture                       $     73,864     $     72,883
        Utility Plant and Equipment                302,023          292,991
                                              ------------     ------------
            Total Property and Equipment      $    375,887     $    365,874

        Less: Accumulated Depreciation            (280,902)        (272,836)
                                              ------------     ------------
              Net Property and Equipment      $     94,985     $     93,038
                                              ============     ============

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the nine months ended September 30, 1997 and 1996.

(6) - LEASE:

        The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month.

         The following is a schedule of future minimum lease payments:

            December 31, 1997       $  1,350
            December 31, 1998          5,400
            December 31, 1999          4,500
                                    --------
                    Total           $ 11,250
                                    ========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES:

     Pretax income from continuing operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996 was as follows:

                                         September 30,         December 31,
                                             1997                   1996

                                         $     42,779          $     58,110

     Significant components of the provision for income taxes attributable to continuing operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996 are as follows:

                                         September 30,         December 31,
                                             1997                   1996
      Current:
        Federal                          $      6,557          $      9,040
        State                                   2,253                 2,978
                                         ------------          ------------
      Total Current                      $      8,810          $     12,018

      Deferred:
        Federal                                  -                     -
        State                                    -                     -
                                         ------------          ------------
      Total Provision                    $      8,810          $     12,018
                                         ============          ============

     There are no deferred tax assets and liabilities as of September 30, 1997 and December 31, 1996, due to management not expecting to realize any reduction of taxes when the operating losses originated in 1983 and 1984.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the nine months ended September 30, 1997 and the year ended December 31, 1996 is:

                            September 30, 1997         December 31, 1996
                            AMOUNT      PERCENT        AMOUNT     PERCENT
Tax at U.S.
  Statutory Rates        $  14,545       34.00      $  19,757      34.00
Surtax exemption            (8,306)     (19.42)       (10,055)    (17.30)
State income tax-
  net of federal
  tax benefits               1,487        3.48          1,966       3.38
Non-deductible
  expenses                   1,084        2.53            350        .60
                         ---------       -----      ---------      -----
                         $   8,810       20.59      $  12,018      20.68
                         =========       =====      =========      =====

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANICAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES, (CONTINUED):

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
                                                            ==========

<REVIEW-REPORT>









ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheet of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 1997 and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated condensed statements of shareholders' equity for the period ended September 30, 1997 and the consolidated condensed statement of cash flows for the nine month periods ended September 30, 1997 and 1996. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 1997 consolidated condensed financial statements for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1996, were audited by us, and we expressed an unqualified opinion on them in our report dated January 8, 1997, but we have not performed any auditing procedures since that date.



                                         ARNOLD AND CO., P.A.


Ocala, Florida
October 7, 1997
</REVIEW-REPORT>

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

     Utility operating revenues increased 4.73 % in the third quarter of 1997 to $70,114 up $3,166 over the third quarter of 1996. For the first nine months utility operating revenues of $210,830 were $1,079 or .514% higher than the same period in 1996. The increase in revenues year to date, are due primarily to rate increases in water revenues that more than offset the decline in garbage and streetlight usage.

     The gross profit percentages for the third quarter and year to date of 1997 compared to the same periods for the prior year have increased due to the increase in revenues and a decrease in cost of revenues.

     General and administrative expenses have increased as a percentage of utility revenues due to insurance, office supplies, and stock agent fees. General and administrative expenses as a percentage of utility revenues were approximately 27.38% and 31.62% for the three and nine month periods ended September 30, 1997 as compared to 26.60% and 30.49% for the comparable periods of 1996.

     Income from other operations increased 10.23% in the third quarter of 1997 to $11,390 up $1,057 over the third quarter of 1996. For the first nine months income from other operations of $31,006 was $940 or 3.13% higher than the same period in 1996. The increase in revenues is due primarily to increases in rental income.

     General and administrative expenses from other operations have increased as a percentage of income from other operations due to a reclassification in repairs and maintenance for the third quarter. The nine month period expenses were stable as revenues increased thereby decreasing the percentage. General and administrative expenses from other operations as a percentage of income from other operations were approximately 68.58% and 75.36% for the three and nine month periods ended September 30, 1997 as compared to 51.12% and 77.99% for the comparable periods of 1996.

     Net income increased 7.76% in the third quarter of 1997 to $18,402, up $1,325 over the third quarter of 1996. For the first nine months, net income of $42,779 was $2,285, or 5.64% higher than the same period in 1996. The improvements in net income are the result of increased margins on improved water revenues and rental income.

LIQUIDITY AND SOURCES OF CAPITAL:

     The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

                         PART II. OTHER INFORMATION
                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended September 30, 1997 nor have there been any material developments during the quarter.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: ____November 3, 1997________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER