Form 10-K
period 1997-12-31
HOLIDAY GULF HOMES INC
filed 1998-04-14
CIK 82179

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004


                                  FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 1997

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

                YES          X                    NO

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997.


Common Stock, $.01 Par Value - 1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997.


Common Stock, $.01 Par Value - $ 242,963

                                    PART I

ITEM 1. BUSINESS

(a)  General Business

     The majority of revenues for the 1997, 1996, and 1995 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue.

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

Research and Development

     No money was spent by the Company during the years ended December 31, 1997, 1996, and 1995 on research activities.

Federal, State, and Local Regulations

     The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

Personnel

     The Company as of December 31, 1997, employed one person full time. The Company's employee is not represented by a union.

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

     (a) The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents and late fees totaled $38,303 for 1997, $36,213 for 1996, and $34,990 for 1995.

     (b) The Company owns five well lots where Crestridge Utility Corporation is located. These lots house the pumping station and wells.

     (c) The Company owns two well lots where Holiday Gardens Utilities, Inc. is located. These lots house the pumping station and wells.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual meeting of stockholders was held June 28, 1997 for the December 31, 1996 year.

     (b) Elected directors and executive officers for the upcoming 1998 year were:

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

                 None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf Homes, Inc. Common Stock at December 31, 1997 was 469.

     The Company distributed dividends of $95,193 in January 1997, $95,193 in April, 1995, $95,192 in April, 1993, $95,192 in October, 1990, $95,192 in
December, 1989 and $95,192 in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


ITEM 6. SELECTED FINANCIAL DATA
                                            YEARS ENDED DECEMBER 31,

                                                    RESTATED       RESTATED
                                        1997          1996           1995

Utility Revenues                     $ 280,803     $ 277,670      $ 270,772

Net Income Before Provision For
  Income Taxes                       $  57,137     $  58,110      $  54,661

Net Income Per Common Share
  Before Provision For Income Taxes  $    .030     $    .031      $    .029

Net Income                           $  45,237     $  46,092      $  43,239

Net Income Per Common Share          $    .024     $    .024      $    .023

Total Assets                         $ 262,781     $ 312,488      $ 262,817

Long-Term Debt                       $   -0-       $   -0-        $   -0-

Cash Dividends Declared Per Share    $     .05     $   -0-        $     .05


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

     The Company maintains 58% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. the Company has been maintaining the water lines and meters on a regular basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(b)  Results of Operations

     The majority of the revenues are generated by the utility companies. The companies completed a rate increase audit with the Public Service Commission in 1992. The new rates became effective in 1993.

     The  rates  increased  again  in 1997, 1996  and 1995  due  to indexing.

     Utility operating revenues increased 1.13% in 1997 to $280,803, up $3,133 over 1996 and increased 3.70% in 1997, up $10,031 over 1995. The increase in revenues is due primarily to rate increases in water revenues.

     The gross profit percentages for the years 1997, 1996 and 1995 of 51.16%, 50.55% and 50.16%, respectively, were maintained due to the stability in the number of customers.

     General and administrative expenses have increased as a percentage of utility revenues in 1997 compared to 1996 and 1995 as a result of increased expenditures for insurance, stock agent fees, wages and related taxes and office supplies. General and administrative expenses as a percentage of utility revenues were approximately 30.52% in 1997 as compared to 29.20% and 28.83% for 1996 and 1995.

     Income from other operations increased 3.00% in 1997 to $41,682, up $1,215 over 1996 and increased 9.68% in 1997, up $3,678 over 1995. The increase in revenues is due primarily to increases in rental income.

     General and administrative expenses from other operations have decreased as a percentage of income from other operations in 1997 compared to 1996, and 1995 as a result of management controlling operating costs. General and administrative expenses from other operations as a percentage of income from other operations were approximately 75.12 % in 1997 as compared to 75.51% and 80.11% for 1996 and 1995.

     Net income decreased 1.85% in 1997 to $45,237, down $ 855 from 1996 and increased 4.62% in 1997, up $1,998 from 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements - December 31, 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME           AGE    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS


      Linda Emerick         52     Director  and  President  of  Holiday-Gulf
                                    Homes,  Inc. since  June 23,  1987.  Mrs.
                                    Emerick was the  Secretary - Treasurer of
                                    Hillrow,  Inc.  July, 1966  through June,
                                    1989.   She  is  currently   operating a
                                    bookkeeping and management service.

      Thomas L. Burkett     60     Director and  Vice  President of  Holiday-
                                    Gulf Homes, Inc. since June 23, 1987. Mr.
                                    Burkett is the  District Sales Manager of
                                    the  Gehl  Company   which   Manufactures
                                    Agricultural Equipment. Mr. Burkett has been their employee for the past 31 years.

      Ronnie L. Mohr        49     Director  and  Secretary  of  Holiday-Gulf
                                    Homes, Inc. since December 29, 1992.  Mr.
                                    Mohr has  been engaged  in farming for 33
                                    years.  He has  been a Director and Board
                                    Chairman of R & S Mohr Family Farms, Inc.
                                    since  1981.   He  is  on  the  Board  of
                                    Directors of Ag - One Coop, Inc., Central
                                    Indiana Power, and Country Mark Coop.

      Eileen M. Falla       51     Treasurer  of  Holiday-Gulf   Homes,  Inc.
                                    since June 23, 1987. Mrs. Falla has been employed by Holiday-Gulf Homes,Inc. since October, 1983.

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

     There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 1997, 1996 and 1995.

     There were no loans from directors as of December 31, 1997 and 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 1997, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits and financial statement schedules

     1.  Financial Statements

     Among responses to this ITEM 14 are the following financial statements which are incorporated herein by reference in ITEM 8 above:

            (  i)  Consolidated Balance Sheets - December 31, 1997 and 1996.

            ( ii) Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995.

            (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996, and 1995.

            ( iv) Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995.

            (  v)  Notes to Consolidated Financial Statements - December 31,
                   1997.

     2.  Supplementary Data and Financial Statement Schedules

            (  i)  None.

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


Date: April 14, 1998


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


Date:

<AUDIT-REPORT>




INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

     We have audited the accompanying consolidated balance sheets of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

     As described in Note 8 to the financial statements, the Company changed the method of accounting for income taxes.


                                          ARNOLD AND CO., P.A.


January 9, 1998






</AUDIT-REPORT>

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1997 AND 1996
ASSETS

                                                                                RESTATED
                                                                1997              1996
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    302,023      $    292,991
  Less:  Accumulated Depreciation                               (234,404)         (226,837)
  Less:  CIAC, Net of Amortization of $207 in
         1997 and $124 in 1996                                    (1,118)           (1,201)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     66,501      $     64,953
                                                            ------------      ------------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $49,700 in 1997 and
    $45,999 in 1996                                         $     24,164      $     26,884
                                                            ------------      ------------
Net Other Property & Investments                            $     24,164      $     26,884
                                                            ------------      ------------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $    129,478      $    168,031
  Accounts Receivable                                              4,778             5,932
  Prepaids                                                         4,089             3,038
  Other Receivables                                                4,549             3,715
  Deferred Tax Benefit                                            10,000            10,000
                                                            ------------      ------------
Total Current Assets                                        $    152,894      $    190,716
                                                            ------------      ------------
OTHER ASSETS

  Prepaids                                                  $      1,187               -0-
  Deposits                                                         2,035             2,035
  Deferred Tax Benefit                                            16,000            27,900
                                                            ------------      ------------
Total Other Assets                                          $     19,222      $     29,935
                                                            ------------      ------------

TOTAL ASSETS                                                $    262,781      $    312,488
                                                            ============      ============

                  See accompanying notes and independent auditors' report

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1997 AND 1996
SHAREHOLDERS' EQUITY AND LIABILITIES

                                                                                RESTATED
                                                                1997              1996
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1997 and 1996                            $     19,039      $     19,039
  Paid-In-Capital                                                164,396           214,352
  Retained Earnings (of which $10,102 as of
    December 31, 1997 and 1996 was appropriated
    for unclaimed 1995, 1993, 1990, 1989 and 1988
    dividends.)                                                   59,528            59,528
                                                            ------------      ------------
Total Shareholders' Equity                                  $    242,963      $    292,919
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     18,232      $     16,770
  Accrued Liabilities                                               -                1,250
  Deferred Income                                                  1,586             1,549
                                                            ------------      ------------
Total Current Liabilities                                   $     19,818      $     19,569
                                                            ------------      ------------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    262,781      $    312,488
                                                            ============      ============













                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

CAPTION
                                                              RESTATED            RESTATED
                                          1997                  1996                1995
OPERATING REVENUES
  Water                               $   136,401            $  133,874          $  126,801
  Garbage                                 107,503               107,345             107,164
  Streetlights                             34,799                34,816              34,797
  Transfer & Reconnect Fees                 2,100                 1,635               2,010
                                      -----------            ----------          ----------
Total Operating Revenues              $   280,803            $  277,670          $  270,772
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    83,680            $   83,680          $   82,092
  Electric                                  5,898                 5,876               5,275
  Streetlights                             14,429                14,409              14,345
  Other Costs                              33,143                33,349              33,235
                                      -----------            ----------          ----------
Total Cost of Sales                   $   137,150            $  137,314          $  134,947
                                      -----------            ----------          ----------

Gross Profit                          $   143,653            $  140,356          $  135,825


OPERATING EXPENSES
  Depreciation & Amortization         $     8,119            $    7,842          $    7,616
  General & Administration                 85,700                81,077              78,052
                                      -----------            ----------          ----------
Total Operating Expenses              $    93,819            $   88,919          $   85,668
                                      -----------            ----------          ----------

Operating Income                      $    49,834            $   51,437          $   50,157


OTHER INCOME
  Rental and Late Fees                $    38,303            $   36,213          $   34,990
  Interest                                  3,379                 4,254               3,014
                                      -----------            ----------          ----------
Total Other Income                    $    41,682            $   40,467          $   38,004
                                      -----------            ----------          ----------


                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                              RESTATED            RESTATED
                                          1997                  1996                1995

OTHER OPERATING EXPENSES
  General and Administrative          $    31,313            $   30,555          $   30,445
  Depreciation                              3,066                 3,239               3,055
                                      -----------            ----------          ----------
Total Other Operating Expenses        $    34,379            $   33,794          $   33,500
                                      -----------            ----------          ----------

Other Net Income, on Non-Utility      $     7,303            $    6,673          $    4,504
                                      -----------            ----------          ----------

Net Income Before Provision
    For Income Taxes                  $    57,137            $   58,110          $   54,661

PROVISION FOR INCOME TAXES            $    11,900            $   12,018          $   11,422
                                      -----------            ----------          ----------

NET INCOME                            $    45,237            $   46,092          $   43,239
                                      ===========            ==========          ==========


EARNINGS PER SHARE                    $      .024            $     .024          $     .023
                                      ===========            ==========          ==========


















                 See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                   APPROPRIATED UNAPPROPRIATED   TOTAL
                     COMMON STOCK       PAID IN     RETAINED      RETAINED     SHAREHOLDERS'
                  SHARES      AMOUNT    CAPITAL     EARNINGS      EARNINGS       EQUITY

December 31, 1994 1,903,853  $ 19,039  $ 266,306   $  8,007     $ (58,006)     $ 235,346
                  ---------  --------  ---------   --------     ---------      ---------
Prior Period
  Adjustment (Note 8)  -         -          -          -           61,340         61,340

Payment of 1995
  Dividends (.05 Per
  Share)               -         -       (51,954)      -          (43,239)       (95,193)

Payment of Unclaimed
  Prior Dividends      -         -          -          (125)         -              (125)

Net Income (Restated)  -         -          -          -           43,239         43,239
                  ---------  --------  ---------   --------     ---------      ---------
Restated
December 31, 1995 1,903,853  $ 19,039  $ 214,352   $  7,882     $   3,334      $ 244,607
                  ---------  --------  ---------   --------     ---------      ---------

Return of Unclaimed
  1995 Dividends       -         -          -         2,220          -             2,220

Net Income (Restated)  -         -          -          -           46,092         46,092
                  ---------  --------  ---------   --------     ---------      ---------
Restated
December 31, 1996 1,903,853  $ 19,039  $ 214,352   $ 10,102     $  49,426      $ 292,919
                  ---------  --------  ---------   --------     ---------      ---------

Payment of 1997
  Dividends (.05 Per
  Share)               -         -       (49,956)      -          (45,237)       (95,193)

Net Income             -         -          -          -           45,237         45,237
                  ---------  --------  ---------   --------     ---------      ---------

December 31, 1997 1,903,853  $ 19,039  $ 164,396   $ 10,102     $  49,426      $ 242,963
                  =========  ========  =========   ========     =========      =========

                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                                                  RESTATED        RESTATED
                                                    1997            1996            1995
Cash flows from operating activities
  Net Income                                     $   45,237      $   46,092      $   43,239
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and Amortization                    11,185          11,080          10,673
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                        320          (6,349)          2,221
     Other Assets                                     -0-             -0-             1,015
     Prepaid Assets                                  (2,238)           (237)            554
     Deferred Tax Benefit (Note 8)                   11,900          12,018          11,422
   Increase (decrease) in
     Accounts Payable                                 1,462             776          (2,860)
     Accrued Expenses & Deferred Income              (1,213)            583             261
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   66,653      $   63,963      $   66,525
                                                 ----------      ----------      ----------
Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (9,032)     $   (2,249)     $   (7,820)
    Office Complex Improvements                        (981)         (6,572)         (3,080)
    CIAC                                              -0-             -0-             1,325
                                                 ----------      ----------      ----------
Net cash used in investing activities            $  (10,013)     $   (8,821)     $   (9,575)
                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $  (95,193)     $    -0-        $  (95,318)
    Return of Unpaid Dividends                        -0-             2,220           -0-
                                                 ----------      ----------      ----------
Net cash provided by (used in) financing
  activities                                     $  (95,193)     $    2,220      $  (95,318)
                                                 ----------      ----------      ----------
Net increase (decrease) in cash                  $  (38,553)     $   57,362      $  (38,368)

Cash at beginning of year                        $  168,031      $  110,669      $  149,037
                                                 ----------      ----------      ----------
Cash at end of year                              $  129,478      $  168,031      $  110,669
                                                 ==========      ==========      ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

                   See accompanying notes and independent auditors' report.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization--

     The Company consists of two utility companies and a land development company. These companies are located in Pasco County, Florida. The utility companies generate revenues by selling water, garbage and streetlight services. These companies bill customers on a monthly basis for these services. The utility companies contract with outside parties to provide the garbage services. The rates charged by the utility companies are set by the Florida Public Service Commission.

     The land development company owns an office building/warehouse rental operation. There are no plans in the future to develope anything.

Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recognition of Income from Utility Operations--

     The majority of the Company's revenues are generated by two Utility Companies. These Companies recognize revenues on a monthly basis. The use is based on actual meter readings by an outside independent contractor. The independent contractor also provides services for other utility companies in the area. The independent contractors fees are based on a set amount per customer plus any additional repairs. Since the meter reading is not done on the last day of the month, there is some unbilled revenue not recorded.

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

                   HOLIDAY-GULF HOMES, INC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Amortization--

     The Contribution in Aide of Construction (CIAC) costs are being amortized over a period of sixteen years using the straight-line method.

     CIAC represents $1,325 received in 1995 from a utility customer to help pay for the cost of the new asset.

Cash and Cash Equivalents--

     For the purpose of the statement of cash flows, cash includes cash on hand, cash in checking and money market accounts, and Certificates of Deposit. The company considers all certificates of deposit with a maturity of one year or less as a current cash or cash equivalent.

Accounts Receivable--

     The accounts receivable represent amounts due from customers for monthly streetlight, garbage and water service. Based on managements review of accounts receivable, no allowance for doubtful accounts is considered necessary.

Concentration of Credit Risk--

     Management does not believe a credit risk for accounts receivable exists because the amounts are due from a large number of customers for very small amounts, and past performance has shown the accounts receivable will be collected.

Deferred Income--

     Deferred Income represents monies prepaid by customers which have not been earned.

Allocation of Dividends--

     To the extent dividends were paid in excess of current years earnings and profits, they have been allocated against paid in capital.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Income Taxes--

     The Company and its subsidiaries file consolidated Federal and State Income Tax Returns.

      Deferred income taxes are provided on temporary differences between book and tax income, arising primarily from the use of different methods of depreciation, valuing inventory and providing an allowance for doubtful accounts and notes receivable for financial statement purposes. Deferred income tax benefits are recognized for operating losses, if available, to offset future federal income taxes. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 1997, 1996 and 1995).

Reclassifications--

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on reported net income.

(2) - LONG-TERM DEBT:

     There was no debt at the end of 1997 or 1996.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 1997 and December 31, 1996:
                                                                 RESTATED
                                                1997               1996

        Land, Buildings, Office
          Equipment and Furniture           $     73,864       $     72,883
        Water, Plant and Equipment               302,023            292,991
        CIAC, Net of Amortization                 (1,118)            (1,201)
                                            ------------       ------------
            Total Property and Equipment    $    374,769       $    364,673
        Less: Accumulated Depreciation          (284,104)          (272,836)
                                            ------------       ------------
            Net Property and Equipment      $     90,665       $     91,837
                                            ============       ============


(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 1997 and 1996 years.

(6) - LEASES AND LEASE COMMITMENTS:

     The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month. The rent paid in 1997, 1996 and in 1995 was $5,400, respectively.

     The following is a schedule of future minimum lease payments:

          December 31, 1998         $  5,400
          December 31, 1999            4,500
                                    --------
            Total                   $  9,900
                                    ========


     The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five year lease which was renewed in June, 1995.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

     The minimum payments under this lease are as follows as of December 31, 1997:

                      1998                 $ 34,051
                      1999                   35,420
                      2000                   18,060
                      2001                    -0-
                      2002 and thereafter     -0-
                                           --------
                       Total Due           $ 87,531
                                           ========

     The rental real estate held for lease is located in New Port Richey, Florida. The company's investment in this rental property is as follows at December 31, 1997:

      Warehouse and Office Building        $ 29,323
      Improvements                           41,014
                                           --------
                                           $ 70,337

      Less: Accumulated Depreciation        (48,536)
                                           --------
                                           $ 21,801
                                           ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           1997        1996        1995

      Net Operating Loss Carryforwards $ 243,831   $ 302,151   $ 361,103
                                       ---------   ---------   ---------

      Applicable Tax Rate
           (15% Federal, 5.5% State)   $  49,700   $  61,600   $  73,618

      Valuation Allowance                (23,700)    (23,700)    (23,700)
                                       ---------   ---------   ---------
      Amount Per Balance Sheet         $  26,000   $  37,900   $  49,918
                                       =========   =========   =========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)

    The provision (benefit) for income taxes consist of the following:

                                                    RESTATED  RESTATED
                                            1997      1996      1995

           Current                          -0-        -0-       -0-
           Deferred                      $ 11,900   $ 12,018  $ 11,422


    Income Tax Expense Consisted of the following:

                                                    RESTATED  RESTATED
                                            1997       1996      1995

    Provision for income taxes:

           Federal Income Tax            $  9,000   $  9,040  $  8,557

           State Income Tax                 2,900      2,978     2,865
                                         --------   --------  --------
                                         $ 11,900   $ 12,018  $ 11,422
                                         ========   ========  ========


    The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense is:
                                             RESTATED          RESTATED
                             1997              1996              1995
                        AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

    Tax at U.S.
      Statutory rates $ 19,427    34.00  $ 19,757   34.00  $ 18,585   34.00
    Surtax exemption   (10,829)  (18.95)  (10,055) (17.30)   (9,881) (18.07)
    State income tax-
      net of federal
      tax benefits       2,900     5.08     1,966    3.38     1,891    3.46
    Permanent
      differencies
      and other            402      .70       350     .60       827    1.51
                      --------    -----  --------   -----  --------   -----
                      $ 11,900    20.83  $ 12,018   20.68  $ 11,422   20.90
                      ========    =====  ========   =====  ========   =====

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)


Operating Loss Carryforwards--

     The Company has loss carryforwards totaling $243,831 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                     Originated               Expired

                        1983                    1998        $  44,522
                        1984                    1999          171,592
                        1991                    2006           27,717
                                                            ---------
                                                            $ 243,831
                                                            =========


(8) - PRIOR PERIODS ADJUSTMENT FOR CHANGE IN ACCOUNTING FOR INCOME TAXES:


                                             1996              1995
            Net Income as Previously
              Reported                    $ 58,110          $ 54,661
            Adjustment for Deferred Tax
              Benefit                      (12,018)          (11,422)
                                          --------          --------
            Net Income as Adjusted        $ 46,092          $ 43,239
                                          ========          ========

            Earnings Per Share Amounts:
              As Previously Reported          .031              .029
              Effect of Retroactive Change   (.007)            (.006)
                                          --------          --------
            As Adjusted                       .024              .023
                                          ========          ========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) - PRIOR PERIODS ADJUSTMENT FOR CHANGE IN ACCOUNTING FOR INCOME
      TAXES: (CONTINUED)

            Total Shareholders' Equity at
              December 31, 1994               $ 235,346
            Net Income as Previously
              Reported                           54,661
            Payment of 1995 Dividends           (95,193)
            Payment of Unclaimed Dividends         (125)
                                              ---------
            Shareholders' Equity as
              Previously Stated               $ 194,689

            Adjustment For Recognition of
              Deferred Tax Benefit               61,340
            Adjustment to Net Income 1995       (11,422)
                                              ---------
            Shareholders' Equity as Restated,
              December 31, 1995               $ 244,607
                                              =========


(9) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash and cash equivalents approximate fair values.