Form 10-Q
period 1998-03-31
HOLIDAY GULF HOMES INC
filed 1998-05-15
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1998

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.


Common Stock, $.01 Par Value - 1,903,853 shares as of March 31, 1998.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 1998 and
           December 31, 1997...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended March 31, 1998 and 1997 and for the
          years ended December 31, 1997 and 1996 ......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1997 and the
          three months ended March 31, 1998............................    7

        Consolidated Statements of Cash Flows - For the three
          months ended March 31, 1998 and 1997.........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................19-20

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                               PART 1. FINANCIAL INFORMATION
                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               March 31,      December 31,
                                                                 1998            1997
                                                             (Unaudited)       (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    307,307      $   302,023
  Less: Accumulated Depreciation                                (236,232)        (234,404)
  Less: CIAC, Net of Amortization of $228 in
        1998 and $207 in 1997                                     (1,097)          (1,118)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     69,978      $    66,501
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $50,548 in 1998 and
    $49,700 in 1997                                         $     23,316      $    24,164
                                                            ------------      -----------
Net Other Property & Investments                            $     23,316      $    24,164
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $    146,852      $   129,478
  Accounts Receivable                                              2,376            4,778
  Prepaids                                                         1,285            4,089
  Other Receivables                                                3,954            4,549
  Deferred Tax Benefit                                            10,000           10,000
                                                            ------------      -----------
Total Current Assets                                        $    164,467      $   152,894
                                                            ------------      -----------
OTHER ASSETS

  Prepaids                                                  $        890      $     1,187
  Deposits                                                         2,035            2,035
  Deferred Tax Benefit                                            13,600           16,000
                                                            ------------      -----------
Total Other Assets                                          $     16,525      $    19,222
                                                            ------------      -----------
TOTAL ASSETS                                                $    274,286      $   262,781
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                             March 31,        December 31,
                                                               1998               1997
                                                            (Unaudited)          (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1998 and 1997                            $     19,039      $    19,039
  Paid-In-Capital                                                164,396          164,396
  Retained Earnings (of which $10,102 as of
    March 31, 1998 and December 31, 1997
    was appropriated for unclaimed 1995, 1993
    1990, 1989 and 1988 dividends)                                68,074           59,528
                                                            ------------      -----------
Total Shareholders' Equity                                  $    251,509      $   242,963
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     20,620      $    18,232
  Deferred Income                                                  2,157            1,586
                                                            ------------      -----------
Total Current Liabilities                                   $     22,777      $    19,818
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    274,286      $   262,781
                                                            ============      ===========













                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended       For the years ended
                                             March 31,                    December 31,
                                                    RESTATED                     RESTATED
                                      1998            1997            1997          1996
                                           (Unaudited)                     (Audited)
OPERATING REVENUES
 Water                              $    32,636    $    33,784     $   136,401   $ 133,874
 Garbage                                 26,284         26,255         107,503     107,345
 Streetlights                             8,510          8,551          34,799      34,816
 Transfer & Reconnect Fees                  450            330           2,100       1,635
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    67,880    $    68,920     $   280,803   $ 277,670
                                    -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                            $    13,947    $    20,920     $    83,680   $  83,680
 Electric                                 1,305          1,529           5,898       5,876
 Streetlights                             3,595          3,625          14,429      14,409
 Other Costs                              9,981          8,799          33,143      33,349
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    28,828    $    34,873     $   137,150   $ 137,314
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    39,052    $    34,047     $   143,653   $ 140,356

OPERATING EXPENSES
 Depreciation & Amortization        $     1,965    $     1,914     $     8,119   $   7,842
 General & Administration                27,208         27,935          85,700      81,077
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    29,173    $    29,849     $    93,819   $  88,919
                                    -----------    -----------     -----------   ---------
Operating Income                    $     9,879    $     4,198     $    49,834   $  51,437

OTHER INCOME
 Rental and Late Fees               $     9,557    $     9,215     $    38,303   $  36,213
 Interest                                 1,201            664           3,379       4,254
                                    -----------    -----------     -----------   ---------
Total Other Income                  $    10,758    $     9,879     $    41,682   $  40,467
                                    -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
 General and Administrative         $     9,001    $     8,816     $    31,313   $  30,555
 Depreciation                               690            754           3,066       3,239
                                    -----------    -----------     -----------   ---------
Total Other Operating Expenses      $     9,691    $     9,570     $    34,379   $  33,794
                                    -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the three months ended       For the years ended
                                             March 31,                  December 31,
                                                     RESTATED                     RESTATED
                                        1998           1997            1997         1996
                                           (Unaudited)                      (Audited)

Other Net Income, on Non-Utility    $     1,067    $       309     $     7,303   $   6,673
                                    -----------    -----------     -----------   ---------
Net Income Before Provision
  For Income Taxes                  $    10,946    $     4,507     $    57,137   $  58,110
                                    -----------    -----------     -----------   ---------


Provision For Income Taxes          $     2,400    $     1,300     $    11,900   $  12,018
                                    -----------    -----------     -----------   ---------

NET INCOME                          $     8,546    $     3,207     $    45,237   $  46,092
                                    ===========    ===========     ===========   =========



EARNINGS PER SHARE                  $      .004    $      .002     $      .024   $    .024
                                    ===========    ===========     ===========   =========





















                    See accompanying notes and accountants' report.

                        HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED
                                      MARCH 31, 1998

                                                  APPROPRIATED  UNAPPROPRIATED    TOTAL
                    COMMON STOCK        PAID IN     RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    CAPITAL     EARNINGS       EARNINGS       EQUITY
Restated
December 31, 1996
  (Audited)       1,903,853  $   19,039  $ 214,352  $   10,102    $   49,426   $ 292,919
                  ---------  ----------  ---------  ----------    ----------   ---------

Payment of 1997
  Dividends (.05 Per
  Share)               -           -       (49,956)       -          (45,237)    (95,193)

Net Income             -           -          -           -           45,237      45,237
                  ---------  ----------  ---------  ----------    ----------   ---------

December 31, 1997
  (Audited)       1,903,853  $   19,039  $ 164,396  $   10,102    $   49,426   $ 242,963
                  ---------  ----------  ---------  ----------    ----------   ---------
Net Income
  (Unaudited)          -           -          -           -            8,546       8,546
                  ---------  ----------  ---------  ----------    ----------   ---------
March 31, 1998
  (Unaudited)     1,903,853  $   19,039  $ 164,396  $   10,102    $   57,972   $ 251,509
                  =========  ==========  =========  ==========    ==========   =========
















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the three months ended
                                                                      March 31,
                                                                             RESTATED
                                                               1998            1997
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    8,546      $    3,207
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                2,655           2,668
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  2,997           3,419
    Prepaid Assets                                               3,101           1,852
    Deferred Tax Benefit                                         2,400           1,300
  Increase (decrease) in
    Accounts Payable                                             2,388          (1,988)
    Accrued Expenses & Deferred Income                             571             712
                                                            ----------      ----------
Net cash provided by operating activities                   $   22,658      $   11,170
                                                            ----------      ----------

Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (5,284)     $     (992)
                                                            ----------      ----------
Net cash used in investing activities                       $   (5,284)     $     (992)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $     -         $  (95,193)
                                                            ----------      ----------
Net cash used in financing activities                       $     -         $  (95,193)
                                                            ----------      ----------

Net increase (decrease) in cash                             $   17,374      $  (85,015)

Cash at beginning of period                                    129,478         168,031
                                                            ----------      ----------
Cash at end of period                                       $  146,852      $   83,016
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-

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

      The land development company owns an office building/warehouse rental operation. There are no plans in the future to develop anything.

Principles of Consolidation--

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

                  HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1997 and for the first three months of 1998).

(2) - LONG-TERM DEBT:

      There was no debt as of March 31, 1998 or December 31, 1997.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at March 31, 1998 and December 31, 1997:
                                              March 31,         December 31,
                                                 1998               1997

      Land, Buildings, Office Equipment
        and Furniture                        $     73,864       $    73,864
      Water, Plant and Equipment                  307,307           302,023
      CIAC, Net of Amortization                    (1,097)           (1,118)
                                             ------------       -----------
         Total Property and Equipment        $    380,074       $   374,769

      Less: Accumulated Depreciation             (286,780)         (284,104)
                                             ------------       -----------
         Net Property and Equipment          $     93,294       $    90,665
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the three months ended March 31, 1998 and 1997.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month. The rent paid as of March 31, 1998 and 1997 was $1,350, respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 1998       $  4,050
            December 31, 1999          4,500
                                    --------
                    Total           $  8,550
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      The minimum payments under this lease are as follows:

                  1998                    $ 25,706
                  1999                      35,420
                  2000                      18,060
                  2001                       -0-
                  2002 and thereafter        -0-
                                          --------
                      Total Due           $ 79,186
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at March 31, 1998:

      Warehouse and Office Building       $ 29,323
      Improvements                          41,014
                                          --------
                                          $ 70,337

      Less: Accumulated Depreciation        49,208
                                          --------
                                          $ 21,129
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                          March 31,       December 31,
                                             1998            1997

      Net Operating Loss Carryforwards    $ 231,423       $  243,831
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $  45,500       $   49,700

      Valuation Allowance                   (21,900)         (23,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $  23,600       $   26,000
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                         March 31,       December 31,
                                            1998            1997

            Current                       $  -0-          $   -0-
            Deferred                      $  2,400        $  11,900


      Income Tax Expense Consisted of the following:

                                          March 31,       December 31,
                                             1998            1997

      Provision for income taxes:

            Federal Income Tax            $  1,800        $   9,000

            State Income Tax                   600            2,900
                                          ---------       ---------
                                          $  2,400        $  11,900
                                          =========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the three months ended March 31, 1998 and the year ended December 31, 1997 is:

                             March 31, 1998            December 31, 1997

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  3,722          34.00      $ 19,427         34.00
Surtax exemption         (2,215)        (20.23)      (10,829)       (18.95)
State income tax-
  net of federal
  tax benefits              396           3.62         2,900          5.08
Permanent differences
  and other                 497           4.54           402           .70
                       --------         ------      --------        ------
                       $  2,400          21.93      $ 11,900         20.83
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1997 totaling $243,831 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1983                    1998         $   44,522
                       1984                    1999            171,592
                       1991                    2006             27,717
                                                            ----------
                                                            $  243,831
                                                            ==========

(8) - PRIOR PERIOD ADJUSTMENT FOR CHANGE IN ACCOUNTING FOR INCOME TAXES:

                                          March 31,        December 31,
                                            1997              1997

      Net Income as Previously Reported   $  4,507         $   58,110
      Adjustment for Deferred Tax Benefit   (1,300)           (12,018)
                                          --------         ----------
      Net Income as Adjusted              $  3,207         $   46,092
                                          ========         ==========

      Earnings Per Share Amounts:
        As Previously Reported                .003               .031
        Effect of Retroactive Change         (.001)             (.007)
                                          --------         ----------
      As Adjusted                             .002               .024
                                          ========         ==========


(9) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash and cash equivalents approximate fair values.

<REVIEW-REPORT>







ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 1998 and the related consolidated condensed statements of operations for the three months then ended March 31, 1998 and 1997, and the consolidated condensed statements of shareholders' equity for the period ended March 31, 1998 and the consolidated condensed statement of cash flows for the three month periods ended March 31, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 1998 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1997, were audited by us, and we expressed an unqualified opinion on them in our report dated January 9, 1998, but we have not performed any auditing procedures since that date.


                                          ARNOLD AND CO., P.A.


Ocala, Florida
May 12, 1998
</REVIEW-REPORT>

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues decreased 1.53% in the first quarter of 1998 to $67,880 down $1,040 over the first quarter of 1997. For the year ended December 31, 1997 utility operating revenues of $280,803 were $3,133 or 1.13% higher than the year ended December 31, 1996. The year end increase in revenues is due primarily to rate increases in water revenues.

       The gross profit percentages for the first quarter of 1998 increased due to a change in garbage collection service providing one month free, and year ended December 31, 1997 compared to the prior year were maintained due to the stability in the number of customers.

       General and administrative expenses have remained stable, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 40.08% and 30.52% for the three month period ended March 31, 1998 and the year ended December 31, 1997 as compared to 40.53% and 29.20% for the comparable periods of 1997 and 1996.

       Income from other operations increased 8.90% in the first quarter of 1998 to $ 10,758, up $879 over the first quarter of 1997. For the year ended December 31, 1997 income from other operations of $41,682 was $1,215, or 3.00% higher than the same period in 1996. The increase in revenues is due primarily to increases in rental income.

       General and administrative expenses from other operations have decreased as a percentage of income from other operations due to an increase in interest income for the first quarter. The year end revenues and expenses were stable. General and administrative expenses from other operations as a percentage of income from other operations were approximately 83.67% and 75.12% for the three month period ended March 31, 1998 and the year ended December 31, 1997 as compared to 89.24% and 75.51% for the comparable period of 1997 and 1996.

       Net income increased 166.48% in the first quarter of 1998 to $8,546 up $5,339 over the first quarter of 1997. For the year ended December 31, 1997, net income of $45,237 was $855 or 1.85% lower than the same period in 1996.

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended March 31, 1998 nor have there been any material developments during the quarter.

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

              None

Item 5.  Other Information.

           The Company declared and distributed a dividend of $.05 per share in January, 1997. The declared dividend required the use of $95,193 cash.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE:  March 15, 1998                 ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER