Form 10-Q
period 1998-06-30
HOLIDAY GULF HOMES INC
filed 1998-08-13
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1998

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.


Common Stock, $.01 Par Value - 1,903,853 shares as of June 30, 1998.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - June 30, 1998 and
           December 31, 1997...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended June 30, 1998 and 1997 and for the
          six months ended June 30, 1998 and 1997......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1997 and the
          six months ended June 30, 1998...............................    7

        Consolidated Statements of Cash Flows - For the six
          months ended June 30, 1998 and 1997..........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                                PART 1. FINANCIAL INFORMATION
                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               June 30,       December 31,
                                                                 1998             1997
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    307,307      $   302,023
  Less: Accumulated Depreciation                                (238,196)        (234,404)
  Less: CIAC, Net of Amortization of $248 in
        1998 and $207 in 1997                                     (1,077)          (1,118)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     68,034      $    66,501
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $51,397 in 1998 and
    $49,700 in 1997                                         $     22,467      $    24,164
                                                            ------------      -----------
Net Other Property & Investments                            $     22,467      $    24,164
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $    167,152      $   129,478
  Accounts Receivable                                              3,152            4,778
  Prepaids                                                         2,467            4,089
  Other Receivables                                                3,672            4,549
  Deferred Tax Benefit                                            10,000           10,000
                                                            ------------      -----------
Total Current Assets                                        $    186,443      $   152,894
                                                            ------------      -----------
OTHER ASSETS

  Prepaids                                                  $        593      $     1,187
  Deposits                                                         2,035            2,035
  Deferred Tax Benefit                                            10,250           16,000
                                                            ------------      -----------
Total Other Assets                                          $     12,878      $    19,222
                                                            ------------      -----------
TOTAL ASSETS                                                $    289,822      $   262,781
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                              June 30,        December 31,
                                                                1998              1997
                                                             (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 1998 and 1997                            $     19,039      $    19,039
  Paid-In-Capital                                                164,396          164,396
  Retained Earnings (of which $12,404 and $10,102
    as of June 30, 1998 and December 31, 1997,
    respectively, was appropriated for unclaimed
    1997, 1995, 1993, 1990, 1989 and 1988 (dividends)             84,191           59,528
                                                            ------------      -----------
Total Shareholders' Equity                                  $    267,626      $   242,963
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     17,942      $    18,232
  Deferred Income                                                  4,254            1,586
                                                            ------------      -----------
Total Current Liabilities                                   $     22,196      $    19,818
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    289,822      $   262,781
                                                            ============      ===========














                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the six months ended
                                             June 30,                      June 30,
                                                      RESTATED                     RESTATED
                                        1998            1997            1998          1997
                                            (Unaudited)                     (Unaudited)
OPERATING REVENUES
 Water                              $    35,568    $    35,540     $    68,204   $  69,324
 Garbage                                 26,712         26,967          52,996      53,222
 Streetlights                             8,613          8,763          17,123      17,314
 Transfer & Reconnect Fees                  570            526           1,020         856
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    71,463    $    71,796     $   139,343   $ 140,716
                                    -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                            $    20,920    $    20,920     $    34,867   $  41,840
 Electric                                 1,680          1,510           2,985       3,039
 Streetlights                             3,611          3,634           7,206       7,259
 Other Costs                              7,460          6,660          17,441      15,459
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    33,671    $    32,724     $    62,499   $  67,597
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    37,792    $    39,072     $    76,844   $  73,119

OPERATING EXPENSES
 Depreciation & Amortization        $     2,103    $     1,913     $     4,068   $   3,827
 General & Administration                19,604         19,534          46,812      47,469
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    21,707    $    21,447     $    50,880   $  51,296
                                    -----------    -----------     -----------   ---------
Operating Income                    $    16,085    $    17,625     $    25,964   $  21,823

OTHER INCOME
 Rental and Late Fees               $     9,534    $     9,209     $    19,091   $  18,424
 Interest                                 1,279            528           2,480       1,192
                                    -----------    -----------     -----------   ---------
Total Other Income                  $    10,813    $     9,737     $    21,571   $  19,616
                                    -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
 General and Administrative         $     9,043    $     6,738     $    18,044   $  15,554
 Depreciation                               690            754           1,380       1,508
                                    -----------    -----------     -----------   ---------
Total Other Operating Expenses      $     9,733    $     7,492     $    19,424   $  17,062
                                    -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended     For the six months ended
                                             June 30,                      June 30,
                                                      RESTATED                     RESTATED
                                        1998            1997          1998           1997
                                            (Unaudited)                   (Unaudited)

Other Net Income, on Non-Utility    $     1,080    $     2,245     $     2,147   $   2,554
                                    -----------    -----------     -----------   ---------
Net Income Before Provision
  For Income Taxes                  $    17,165    $    19,870     $    28,111   $  24,377
                                    -----------    -----------     -----------   ---------

Provision For Income Taxes          $     3,350    $     3,850     $     5,750   $   5,150
                                    -----------    -----------     -----------   ---------

NET INCOME                          $    13,815    $    16,020     $    22,361   $  19,227
                                    ===========    ===========     ===========   =========



EARNINGS PER SHARE                  $      .007    $      .008     $      .012   $    .010
                                    ===========    ===========     ===========   =========























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED
                                      JUNE 30, 1998
                                                   APPROPRIATED  UNAPPROPRIATED    TOTAL
                     COMMON STOCK        PAID IN     RETAINED      RETAINED    SHAREHOLDERS'
                   SHARES      AMOUNT    CAPITAL     EARNINGS      EARNINGS       EQUITY
Restated
December 31, 1996
  (Audited)       1,903,853  $  19,039  $ 214,352  $    10,102   $    49,426    $   292,919
                  ---------  ---------  ---------  -----------   -----------    -----------

Payment of 1997
  Dividends (.05 Per
  Share)               -          -       (49,956)        -          (45,237)       (95,193)

Net Income             -          -          -            -           45,237         45,237
                  ---------  ---------  ---------  -----------   -----------    -----------

December 31, 1997
  (Audited)       1,903,853  $  19,039  $ 164,396  $    10,102   $    49,426    $   242,963
                  ---------  ---------  ---------  -----------   -----------    -----------

Reissuance of Previously
  Unclaimed Dividends  -          -          -            (350)         -              (350)

Return of Unclaimed
  1997 Dividends       -          -          -           2,652          -             2,652

Net Income
  (Unaudited)          -          -          -            -           22,361         22,361
                  ---------  ---------  ---------  -----------   -----------    -----------

June 30, 1998
  (Unaudited)     1,903,853  $  19,039  $ 164,396  $    12,404   $    71,787    $   267,626
                  =========  =========  =========  ===========   ===========    ===========









                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the six months ended
                                                                      June 30,
                                                                             RESTATED
                                                               1998            1997
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   22,361      $   19,227
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                5,448           5,336
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  2,503           2,851
    Prepaid Assets                                               2,216           2,092
    Deferred Tax Benefit                                         5,750           5,150
  Increase (decrease) in
    Accounts Payable                                              (290)           (103)
    Accrued Expenses & Deferred Income                           2,668           1,799
                                                            ----------      ----------
Net cash provided by operating activities                   $   40,656      $   36,352
                                                            ----------      ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (5,284)     $   (7,408)
                                                            ----------      ----------
Net cash used in investing activities                       $   (5,284)     $   (7,408)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $     -         $  (95,192)
  Reissuance of Previously Unclaimed Dividends                    (350)           -
  Return of Unclaimed Dividends                                  2,652            -
                                                            ----------      ----------
Net cash provided by (used) in financing activities         $    2,302      $  (95,192)
                                                            ----------      ----------

Net increase (decrease) in cash                             $   37,674      $  (66,248)

Cash at beginning of period                                    129,478         168,031
                                                            ----------      ----------
Cash at end of period                                       $  167,152      $  101,783
                                                            ==========      ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Cash and Cash Equivalents--

      For the purpose of the statement of cash flows, cash includes cash on hand, cash in checking and money market accounts, and Certificates of Deposit.The company considers all certificates of deposit with a maturity of one year or less as a current cash or cash equivalent.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1997 and for the first six months of 1998).

(2) - LONG-TERM DEBT:

      There was no debt as of June 30, 1998 or December 31, 1997.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at June 30, 1998 and December 31, 1997:
                                               June 30,         December 31,
                                                 1998               1997

      Land, Buildings, Office Equipment
        and Furniture                        $     73,864       $    73,864
      Water, Plant and Equipment                  307,307           302,023
      CIAC, Net of Amortization                    (1,077)           (1,118)
                                             ------------       -----------
         Total Property and Equipment        $    380,094       $   374,769

      Less: Accumulated Depreciation             (289,593)         (284,104)
                                             ------------       -----------
         Net Property and Equipment          $     90,501       $    90,665
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the six months ended June 30, 1998 and 1997.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month. The rent paid as of June 30, 1998 and 1997 was $2,700, respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 1998       $  2,700
            December 31, 1999          4,500
                                    --------
                    Total           $  7,200
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      The minimum payments under this lease are as follows:

                  1998                    $ 17,361
                  1999                      35,420
                  2000                      18,060
                  2001                       -0-
                  2002 and thereafter        -0-
                                          --------
                      Total Due           $ 70,841
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at June 30, 1998:

      Warehouse and Office Building       $ 29,323
      Improvements                          41,014
                                          --------
                                          $ 70,337

      Less: Accumulated Depreciation       (49,880)
                                          --------
                                          $ 20,457
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           June 30,       December 31,
                                             1998            1997

      Net Operating Loss Carryforwards    $ 214,015       $  243,831
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $  42,150       $   49,700

      Valuation Allowance                   (21,900)         (23,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $  20,250       $   26,000
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                          June 30,       December 31,
                                            1998            1997

            Current                       $  -0-          $   -0-
            Deferred                      $  5,750        $  11,900


      Income Tax Expense Consisted of the following:

                                           June 30,       December 31,
                                             1998            1997

      Provision for income taxes:

            Federal Income Tax            $  4,250        $   9,000

            State Income Tax                 1,500            2,900
                                          ---------       ---------
                                          $  5,750        $  11,900
                                          =========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the six months ended June 30, 1998 and the year ended December 31, 1997 is:

                             June 30, 1998             December 31, 1997

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  9,558          34.00      $ 19,427         34.00
Surtax exemption         (5,377)        (19.13)      (10,829)       (18.95)
State income tax-
  net of federal
  tax benefits              989           3.52         2,900          5.08
Permanent differences
  and other                 580           2.06           402           .70
                       --------         ------      --------        ------
                       $  5,750          20.45      $ 11,900         20.83
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1997 totaling $243,831 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1983                    1998         $   44,522
                       1984                    1999            171,592
                       1991                    2006             27,717
                                                            ----------
                       Total December 31, 1997              $  243,831


      Less Year To Date 1998 Taxable Net Income                 29,816
                                                            ----------
      Remaining Loss                                        $  214,015
                                                            ==========

(8) - PRIOR PERIOD ADJUSTMENT FOR CHANGE IN ACCOUNTING FOR INCOME TAXES:

                                                              June 30
                                                                1997

      Net Income as Previously Reported                      $ 24,377
      Adjustment for Deferred Tax Benefit                      (5,150)
                                                             --------
      Net Income Adjusted                                    $ 19,227
                                                             ========
      Earnings Per Share Amounts:
        As Previously Reported                                   .013
        Effect of Retroactive Change                            (.003)
                                                             --------
      As Adjusted                                                .010
                                                             ========


(9) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash and cash equivalents approximate fair values.

<REVIEW-REPORT>









ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1998 and the related consolidated condensed statements of operations for the three-month and six-month period ended June 30, 1998 and 1997, and the consolidated condensed statements of shareholders' equity for the period ended June 30, 1998 and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 1998 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1997, were audited by us, and we expressed an unqualified opinion on them in our report dated January 9, 1998, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.

Ocala, Florida
August 7, 1998
</REVIEW-REPORT>

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues decreased .47% in the second quarter of 1998 to $71,463 down $333 over the second quarter of 1997. For the first six months utility operating revenues of $139,343 were $1,373 or .99% lower than the same period in 1997. The decrease in revenues for the second quarter and year to date, are due primarily to a decline in garbage and streetlight usage.

       The gross profit percentages for the second quarter and year to date of 1998 compared to the same periods of the prior year were maintained due to the stability in the number of customers.

       General and administrative expenses have remained stable, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 27.43% and 33.59% for the three and six month periods ended June 30, 1998 as compared to 27.21% and 33.73% for the comparable periods of 1997.

       Income from other operations increased 11.05% in the second quarter of 1998 to $10,813, up $1,076 over the second quarter of 1997. For the first six months income from other operations of $21,571 was $1,955, or 9.97% higher than the same period in 1997. The increase in revenues is due primarily to an increase in interest earned.

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to office complex warehouse expenses for repairs and maintenance and electric. General and administrative expenses from other operations as a percentage of income from other operations were approximately 83.63% and 83.65% for the three and six month periods ended June 30, 1998 as compared to 69.20% and 79.29% for the comparable periods of 1997.

       Net income decreased 13.76% in the second quarter of 1998 to $13,815 down $2,205, over the second quarter of 1997. For the first six months, net income of $22,361 was $3,134 or 16.30% higher than the same period in 1997. The decrease in net income in the second quarter was due primarily to the increase in general and administrative expenses of the non-utility operations. The increase in net income for the six months is primarily attributable to an increase in interest earned.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

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

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended June 30, 1998 nor have there been any material developments during the quarter.

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

       (a)  Annual Meeting of stockholders was held on June 27, 1998.

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

           The Company declared a dividend of $.05 per share in June, 1998. The dividend was distributed in July, 1998 and required the use of $95,193 cash.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: August 13, 1998                 ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER