Form 10-Q
period 1998-09-30
HOLIDAY GULF HOMES INC
filed 1998-11-10
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1998

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.


Common Stock, $.01 Par Value - 1,903,853 shares as of September 30, 1998.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - September 30, 1998 and
           December 31, 1997...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended September 30, 1998 and 1997 and for the
          nine months ended September 30, 1998 and 1997................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1997 and the
          nine months ended September 30, 1998.........................    7

        Consolidated Statements of Cash Flows - For the nine
          months ended September 30, 1998 and 1997.....................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20

SIGNATURES                                                                21



                                PART 1. FINANCIAL INFORMATION
                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                 1998             1997
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    311,075      $   302,023
  Less: Accumulated Depreciation                                (239,995)        (234,404)
  Less: CIAC, Net of Amortization of $269 in
        1998 and $207 in 1997                                     (1,056)          (1,118)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     70,024      $    66,501
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $52,246 in 1998 and
    $49,700 in 1997                                         $     22,818      $    24,164
                                                            ------------      -----------
Net Other Property & Investments                            $     22,818      $    24,164
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     91,090      $   129,478
  Accounts Receivable                                              3,001            4,778
  Prepaids                                                         1,921            4,089
  Other Receivables                                                3,933            4,549
  Deferred Tax Benefit                                            10,000           10,000
                                                            ------------      -----------
Total Current Assets                                        $    109,945      $   152,894
                                                            ------------      -----------
OTHER ASSETS

  Prepaids                                                  $        297      $     1,187
  Deposits                                                         2,035            2,035
  Deferred Tax Benefit                                             6,800           16,000
                                                            ------------      -----------
Total Other Assets                                          $      9,132      $    19,222
                                                            ------------      -----------
TOTAL ASSETS                                                $    211,919      $   262,781
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                1998              1997
                                                             (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 1998 and 1997                            $     19,039      $    19,039
  Paid-In-Capital                                                105,371          164,396
  Retained Earnings (of which $12,404 and $10,102
    as of September 30, 1998 and December 31, 1997,
    respectively, was appropriated for unclaimed
    1997, 1995, 1993, 1990, 1989 and 1988 (dividends)             61,830           59,528
                                                            ------------      -----------
Total Shareholders' Equity                                  $    186,240      $   242,963
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     24,579      $    18,232
  Deferred Income                                                  1,100            1,586
                                                            ------------      -----------
Total Current Liabilities                                   $     25,679      $    19,818
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    211,919      $   262,781
                                                            ============      ===========













                   See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended    For the nine months ended
                                           September 30,                September 30,
                                                     RESTATED                     RESTATED
                                        1998            1997          1998          1997
                                            (Unaudited)                    (Unaudited)
OPERATING REVENUES
 Water                              $    35,598    $    34,120    $   103,802     $ 103,444
 Garbage                                 27,199         26,749         80,195        79,971
 Streetlights                             8,812          8,661         25,935        25,975
 Transfer & Reconnect Fees                  495            584          1,515         1,440
                                    -----------    -----------    -----------     ---------
Total Operating Revenues            $    72,104    $    70,114    $   211,447     $ 210,830
                                    -----------    -----------    -----------     ---------
COST OF SALES
 Garbage                            $    20,920    $    20,920    $    55,786     $  62,760
 Electric                                 1,405          1,399          4,391         4,438
 Streetlights                             3,610          3,578         10,816        10,837
 Other Costs                              8,991          7,531         26,433        22,990
                                    -----------    -----------    -----------     ---------
Total Cost of Sales                 $    34,926    $    33,428    $    97,426     $ 101,025
                                    -----------    -----------    -----------     ---------
Gross Profit                        $    37,178    $    36,686    $   114,021     $ 109,805

OPERATING EXPENSES
 Depreciation & Amortization        $     1,937    $     1,914    $     6,005     $   5,741
 General & Administrative                19,267         19,194         66,080        66,663
                                    -----------    -----------    -----------     ---------
Total Operating Expenses            $    21,204    $    21,108    $    72,085     $  72,404
                                    -----------    -----------    -----------     ---------
Operating Income                    $    15,974    $    15,578    $    41,936     $  37,401

OTHER INCOME
 Rental and Late Fees               $     9,863    $     9,516    $    28,954     $  27,940
 Interest                                   549          1,874          3,029         3,066
                                    -----------    -----------    -----------     ---------
Total Other Income                  $    10,412    $    11,390    $    31,983     $  31,006
                                    -----------    -----------    -----------     ---------
OTHER OPERATING EXPENSES
 General and Administrative         $     8,437    $     7,811    $    26,481     $  23,365
 Depreciation                               690            755          2,070         2,263
                                    -----------    -----------    -----------     ---------
Total Other Operating Expenses      $     9,127    $     8,566    $    28,551     $  25,628
                                    -----------    -----------    -----------     ---------

                   See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended    For the nine months ended
                                           September 30,                  September 30,
                                                      RESTATED                     RESTATED
                                        1998            1997           1998          1997
                                            (Unaudited)                    (Unaudited)

Other Net Income, on Non-Utility    $     1,285    $     2,824    $     3,432     $   5,378
                                    -----------    -----------    -----------     ---------
Net Income Before Provision
  For Income Taxes                  $    17,259    $    18,402    $    45,368     $  42,779
                                    -----------    -----------    -----------     ---------

Provision For Income Taxes          $     3,450    $     3,750    $     9,200     $   8,900
                                    -----------    -----------    -----------     ---------

NET INCOME                          $    13,809    $    14,652    $    36,168     $  33,879
                                    ===========    ===========    ===========     =========



EARNINGS PER SHARE                  $      .007    $      .007    $      .018     $    .017
                                    ===========    ===========    ===========     =========






















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE NINE MONTHS ENDED
                                      SEPTEMBER 30, 1998

                                                   APPROPRIATED  UNAPPROPRIATED    TOTAL
                     COMMON STOCK        PAID IN     RETAINED       RETAINED    SHAREHOLDERS'
                   SHARES      AMOUNT    CAPITAL     EARNINGS       EARNINGS       EQUITY
Restated
December 31, 1996
  (Audited)       1,903,853  $  19,039  $ 214,352  $    10,102   $    49,426    $   292,919
                  ---------  ---------  ---------  -----------   -----------    -----------

Payment of 1997
  Dividends (.05 Per
  Share)               -          -       (49,956)        -          (45,237)       (95,193)

Net Income             -          -          -            -           45,237         45,237
                  ---------  ---------  ---------  -----------   -----------    -----------

December 31, 1997
  (Audited)       1,903,853  $  19,039  $ 164,396  $    10,102   $    49,426    $   242,963
                  ---------  ---------  ---------  -----------   -----------    -----------

Reissuance of Previously
  Unclaimed Dividends  -          -          -            (350)         -              (350)

Return of Unclaimed
  1997 Dividends       -          -          -           2,652          -             2,652

Payment of 1998
  Dividends (.05 Per
  Share)               -          -       (59,025)        -          (36,168)       (95,193)

Net Income
  (Unaudited)          -          -          -            -           36,168         36,168
                  ---------  ---------  ---------  -----------   -----------    -----------

September 30, 1998
  (Unaudited)     1,903,853  $  19,039  $ 105,371  $    12,404   $    49,426    $   186,240
                  =========  =========  =========  ===========   ===========    ===========




                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the nine months ended
                                                                   September 30,
                                                                            RESTATED
                                                               1998            1997
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   36,168     $   33,879
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                8,075          8,003
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  2,393           (517)
    Prepaid Assets                                               3,059          3,011
    Deferred Tax Benefit                                         9,200         11,421
  Increase (decrease) in
    Accounts Payable                                             6,346          4,057
    Accrued Expenses & Deferred Income                            (486)           127
                                                            ----------     ----------
Net cash provided by operating activities                   $   64,755     $   59,981
                                                            ----------     ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $  (10,252)    $  (10,013)
                                                            ----------     ----------
Net cash used in investing activities                       $  (10,252)    $  (10,013)
                                                            ----------     ----------
Cash flows from financing activities
  Payment of Dividends                                      $  (95,193)    $  (95,193)
  Reissuance of Previously Unclaimed Dividends                    (350)          -
  Return of Unclaimed Dividends                                  2,652           -
                                                            ----------     ----------
Net cash provided by (used) in financing activities         $  (92,891)    $  (95,193)
                                                            ----------     ----------

Net increase (decrease) in cash                             $  (38,388)    $  (45,225)

Cash at beginning of period                                    129,478        168,031
                                                            ----------     ----------
Cash at end of period                                       $   91,090     $  122,806
                                                            ==========     ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-       $     -0-
    Income Tax Paid                                         $    -0-       $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1997 and for the first nine months of 1998).

(2) - LONG-TERM DEBT:

      There was no debt as of September 30, 1998 or December 31, 1997.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at September 30, 1998 and December 31, 1997:
                                             September 30,      December 31,
                                                 1998               1997

      Land, Buildings, Office Equipment
        and Furniture                        $     75,064       $    73,864
      Water, Plant and Equipment                  311,075           307,307
      CIAC, Net of Amortization                    (1,056)           (1,077)
                                             ------------       -----------
         Total Property and Equipment        $    385,083       $   380,094

      Less: Accumulated Depreciation             (292,241)         (289,593)
                                             ------------       -----------
         Net Property and Equipment          $     92,842       $    90,501
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the nine months ended September 30, 1998 and 1997.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $450 per month. The rent paid as of September 30, 1998 and 1997 was $4,050, respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 1998       $  1,350
            December 31, 1999          4,500
                                    --------
                    Total           $  5,850
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      The minimum payments under this lease are as follows:

                  1998                    $  8,679
                  1999                      34,716
                  2000                      17,358
                  2001                       -0-
                  2002 and thereafter        -0-
                                          --------
                      Total Due           $ 60,753
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at September 30, 1998:

      Warehouse and Office Building       $ 29,323
      Improvements                          42,215
                                          --------
                                          $ 71,538

      Less: Accumulated Depreciation       (50,553)
                                          --------
                                          $ 20,985
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                         September 30,    December 31,
                                            1998            1997

      Net Operating Loss Carryforwards   $  198,540       $  243,831
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $  38,700       $   49,700

      Valuation Allowance                   (21,900)         (23,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $  16,800       $   26,000
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                        September 30,    December 31,
                                            1998            1997

            Current                     $    -0-         $    -0-
            Deferred                    $    9,200       $   11,900


      Income Tax Expense Consisted of the following:

                                         September 30,    December 31,
                                             1998            1997

      Provision for income taxes:

            Federal Income Tax           $   6,800        $   9,000

            State Income Tax                 2,400            2,900
                                         ----------       ---------
                                         $   9,200        $  11,900
                                         ==========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the nine months ended September 30, 1998 and the year ended December 31, 1997 is:

                           September 30, 1998          December 31, 1997

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $ 15,425          34.00      $ 19,427         34.00
Surtax exemption         (8,599)        (18.95)      (10,829)       (18.95)
State income tax-
  net of federal
  tax benefits            1,584           3.49         2,900          5.08
Permanent differences
  and other                 790           1.74           402           .70
                       --------         ------      --------        ------
                       $  9,200          20.28      $ 11,900         20.83
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1997 totaling $243,831 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1983                    1998         $    44,522
                       1984                    1999             171,592
                       1991                    2006              27,717
                                                            -----------
                       Total December 31, 1997              $   243,831


      Less Year To Date 1998 Taxable Net Income                  45,291
                                                            -----------
      Remaining Loss                                        $   198,540
                                                            ===========

(8) - PRIOR PERIOD ADJUSTMENT FOR CHANGE IN ACCOUNTING FOR INCOME TAXES:

                                                            September 30,
                                                                 1997

      Net Income as Previously Reported                     $    42,779
      Adjustment for Deferred Tax Benefit                        (8,900)
                                                            -----------
      Net Income Adjusted                                   $    33,879
                                                            ===========
      Earnings Per Share Amounts:
        As Previously Reported                                     .023
        Effect of Retroactive Change                              (.006)
                                                            -----------
      As Adjusted                                                  .017
                                                            ===========

(9) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash and cash equivalents approximate fair values.

<REVIEW-REPORT>








ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 1998 and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated condensed statements of shareholders' equity for the period ended September 30, 1998 and the consolidated condensed statement of cash flows for the nine-month periods ended September 30, 1998 and 1997. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 1998 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1997, were audited by us, and we expressed an unqualified opinion on them in our report dated January 9, 1998, but we have not performed any auditing procedures since that date.



                                          ARNOLD, MCMULLEN AND CO., P.A.

Ocala, Florida
October 11, 1998
</REVIEW-REPORT>

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues increased 2.83% in the third quarter of 1998 to $72,104 up $1,990 over the third quarter of 1997. For the first nine months utility operating revenues of $211,447 were $617 or .29% higher than the same period in 1997. The increase in revenues for the third quarter and year to date, are due primarily to a increase in water, garbage and streetlight usage.

       The gross profit percentage for the third quarter of 1998 compared to the same period of the prior year is due to the stability in the number of customers. However, the year to date gross profit percentage increased by 1.84% to 53.92% compared to 52.08% for the three quarters ended September 30, 1997. This increase was a result of Management's renegotiation of the Company's garbage collection contract.

       General and administrative expenses have remained stable, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 26.72% and 31.25% for the three and nine month periods ended September 30, 1998 as compared to 27.38% and 31.62% for the comparable periods of 1997.

       Income from other operations decreased 8.58% in the third quarter of 1998 to $10,412, down $978 over the third quarter of 1997. For the first nine months income from other operations of $31,983 was $11,390, or 3.15% higher than the same period in 1997. The increase in revenues is due primarily to an increase in rental income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to office complex warehouse expenses for repairs and maintenance and electric. General and administrative expenses from other operations as a percentage of income from other operations were approximately 81.03% and 82.80% for the three and nine month periods ended September 30, 1998 as compared to 68.58% and 75.36% for the comparable periods of 1997.

       Net income decreased 5.75% in the third quarter of 1998 to $13,809 down $843, over the third quarter of 1997. For the first nine months, net income of $36,168 was $2,289 or 6.76% higher than the same period in 1997. The decrease in net income in the third quarter was due primarily to the increase in general and administrative expenses of the non-utility operations. The increase in net income for the nine months is primarily attributable to the increase in gross profit resulting from the renegotiated garbage contract described above.

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

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended September 30, 1998 nor have there been any material developments during the quarter.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE:   November 10, 1998             ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER