Form 10-Q/A
period 1998-09-30
HOLIDAY GULF HOMES INC
filed 1999-03-22
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q - AMENDED


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

OTHER MATTERS:

The Y2K Issue

      The Company is currently reviewing the risk of potential interruptions that may occur from the year 2000 (Y2K) issue. The Company does not anticipate any major implications. The vendors the Company deals with have indicated to management they will be ready for the year 2000. The Company is still reviewing their compliance with the year 2000, and anticipates everything to be in place by September, 1999.

                                 SIGNATURES
                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE:        March 19, 1999           _________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER