Form 10-K
period 1998-12-31
HOLIDAY GULF HOMES INC
filed 1999-03-29
CIK 82179

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004


                                  FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 1998

Commission File Number 0-7205

                            HOLIDAY-GULF HOMES, INC.
             (Exact name of registrant as specified in its charter)


           Minnesota                                    41-0916277
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

4804 Mile Stretch Drive, Holiday, Florida                     34690
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (727)  937-3293


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES          X                    NO

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1998.


Common Stock, $.01 Par Value - 1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998.


Common Stock, $.01 Par Value - $ 197,676

                                    PART I

ITEM 1. BUSINESS

(a)  General Business

     The majority of revenues for the 1998, 1997, and 1996 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue.

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

Research and Development

     No money was spent by the Company during the years ended December 31, 1998, 1997, and 1996 on research activities.

Federal, State, and Local Regulations

     The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

Personnel

     The Company as of December 31, 1998, employed one person full time. The Company's employee is not represented by a union.

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

     (a) The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents and late fees totaled $38,812 for 1998, $38,303 for 1997, and $36,213 for 1996.

     (b) The Company owns five well lots where Crestridge Utility Corporation is located. These lots house the pumping station and wells.

     (c) The Company owns two well lots where Holiday Gardens Utilities, Inc. is located. These lots house the pumping station and wells.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual meeting of stockholders was held June 27, 1998 for the December 31, 1997 year.

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

                 None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf Homes, Inc. Common Stock at December 31, 1998 was 456.

     The Company distributed dividends of $95,192 in July, 1998, $95,193 in January, 1997, $95,193 in April, 1995, $95,192 in April, 1993, $95,192 in
October, 1990, $95,192 in December, 1989 and $95,192 in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


ITEM 6. SELECTED FINANCIAL DATA
                                            YEARS ENDED DECEMBER 31,

                                                                   RESTATED
                                        1998          1997           1996

Utility Revenues                     $ 280,045     $ 280,803      $ 277,670

Net Income Before Provision For
  Income Taxes                       $  60,104     $  57,137      $  58,110

Net Income Per Common Share
  Before Provision For Income Taxes  $    .032     $    .030      $    .031

Net Income                           $  47,604     $  45,237      $  46,092

Net Income Per Common Share          $    .025     $    .024      $    .024

Total Assets                         $ 216,829     $ 262,781      $ 312,488

Long-Term Debt                       $   -0-       $   -0-        $   -0-

Cash Dividends Declared Per Share    $    .050     $    .050      $   -0-


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

     The rates increased in 1998, 1997 and 1996 due to indexing.

     Utility operating revenues decreased .27% in 1998 to $280,045, down $758 from 1997 and increased 1.13% in 1997, up $3,133 over 1996. The increase in 1997 was due primarily to rate increases in water revenues and usage.

     The gross profit percentages for the years 1998, 1997 and 1996 of 53.13%, 51.16% and 50.55%, respectively, were maintained due to the stability in the number of customers. The main difference in 1998 was due to one month free garbage service, due to a change in vendors and an overall review by management to keep costs down.

     General and administrative expenses have increased as a percentage of utility revenues in 1998 compared to 1997 and 1996 as a result of increased expenditures for insurance, stock agent fees, wages and related taxes and office supplies. General and administrative expenses as a percentage of utility revenues were approximately 30.75% in 1998 as compared to 30.52% and 29.20% for 1997 and 1996.

     Income from other operations increased 2.27% in 1998 to $42,627, up $945 over 1997 and increased 3.00% in 1997, up $1,215 over 1996. The increase in revenues is due primarily to increases in rental income.

     General and administrative expenses from other operations have increased as a percentage of income from other operations in 1998 compared to 1997, and 1996 as a result of an increase in management costs. General and administrative expenses from other operations as a percentage of income from other operations were approximately 79.68% in 1998 as compared to 75.12% and 75.51% for 1997 and 1996.

     Net income increased 5.23% in 1998 to $47,604, up $2,367 from 1997 and decreased 1.86% in 1997, down $855 from 1996.

(c)  Other Matters
     The Y2K Issue

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

          Consolidated Balance Sheets - December 31, 1998 and 1997

          Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997, and 1996

          Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996

          Notes to Consolidated Financial Statements - December 31, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME           AGE    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS


      Linda Emerick         53     Director  and  President  of  Holiday-Gulf
                                    Homes,  Inc.  since  June  23, 1987.  Mrs.
                                    Emerick serves as Chief Executive Officer.
                                    Emerick  was  a  Director  and  Secretary-
                                    Treasurer  of Hillrow,  Inc.  July, 1966
                                    through June, 1989.   She  is  currently
                                    operating a consulting  and  management
                                    service.

      Thomas L. Burkett     61     Director and  Vice  President of  Holiday-
                                    Gulf Homes, Inc. since June 23, 1987. Mr.
                                    Burkett is  retired from 31 years District
                                    Sales Manager with Gehl Company of West
                                    Bend, WI. He is currently associated with Fraley Truck & Implement Sales, Inc., Rushville, IN.

      Ronnie L. Mohr        50     Director  and  Secretary  of  Holiday-Gulf
                                    Homes, Inc. since December 29, 1992.  Mr.
                                    Mohr has  been engaged  in farming for 35
                                    years and has  been a Director and Board
                                    Chairman of R & S Mohr Family Farms, Inc.
                                    since  1981.   He  is  on  the  Board  of
                                    Directors of Ag-One Coop, Inc.; Central
                                    Indiana  Power;  Wabash  Valley   Power
                                    Association, Inc.; and Land O'Lakes, Inc.

      Eileen M. Falla       52     Treasurer  of  Holiday-Gulf   Homes,  Inc.
                                    since June 23, 1987. Mrs. Falla has been employed by Holiday-Gulf Homes,Inc. since October, 1983 and is the Utilities Billing Clerk.

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

     Each director is reimbursed for travel and other expenses related to attendance at directors' meetings. The directors receive a fee ranging from $4,200 to $20,000 per year.

     There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 1998, 1997 and 1996.

     There were no loans from directors as of December 31, 1998 and 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 1998, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

                                       AMOUNT OF BENEFICIAL        PERCENTAGE
                                            OWNERSHIP               OF TOTAL
         NAME AND ADDRESS               (NUMBER OF SHARES)           SHARES

Anita Jane Duckworth                        260,000                   13.66%
3242 W Old Franklin Rd
Shelbyville, Indiana

Fred W. Garver                              154,000                    8.09%
3831 N London Rd
Fairland, Indiana

Linda & Wray Emerick                         43,642                    2.29%
8318 W 600 South
Edinburgh, Indiana
(Linda - Director & Officer)

Donald R. Pence                             220,500                   11.58%
6598 W 1150 S
Edinburgh, Indiana

E.J. Terpstra                               110,000                    5.78%
4681 N State Rd 9
Shelbyville, Indiana

Ronnie & Sarah Mohr                         202,000                   10.61%
5200 E 600 N
Greenfield, Indiana
(Ronnie - Director & Officer)

Thomas L. Burkett                            50,000                    2.63%
1609 N Fort Wayne Rd
Rushville, Indiana
(Director & Officer)

All Directors and Officers as a group (3)   295,642                   15.53%


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits and financial statement schedules

     1.  Financial Statements

     Among responses to this ITEM 14 are the following financial statements which are incorporated herein by reference in ITEM 8 above:

            (  i)  Consolidated Balance Sheets - December 31, 1998 and 1997.

            ( ii) Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996.

            (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997, and 1996.

            ( iv) Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996.

            (  v)  Notes to Consolidated Financial Statements - December 31,
                   1998.

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


Date:  March 29, 1999


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


Date:

<AUDIT-REPORT>







INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

     We have audited the accompanying consolidated balance sheets of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

     As described in Note 8 to the financial statements, the Company changed the method of accounting for income taxes.


                                          ARNOLD AND CO., P.A.


January 12, 1999





</AUDIT-REPORT>

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1998 AND 1997
ASSETS


                                                                1998              1997
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    311,787      $    302,023
    Less:  Accumulated Depreciation                             (242,195)         (234,404)
    Less:  CIAC, Net of Amortization of $290 in
           1998 and $207 in 1997                                  (1,035)           (1,118)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     68,557      $     66,501
                                                            ------------      ------------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $53,214 in 1998 and
    $49,700 in 1997                                         $     23,025      $     24,164
                                                            ------------      ------------
Net Other Property & Investments                            $     23,025      $     24,164
                                                            ------------      ------------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     96,069      $    129,478
  Accounts Receivable                                              3,904             4,778
  Prepaids                                                         4,862             4,089
  Other Receivables                                                4,877             4,549
  Deferred Tax Benefit                                            10,000            10,000
                                                            ------------      ------------
Total Current Assets                                        $    119,712      $    152,894
                                                            ------------      ------------
OTHER ASSETS

  Prepaids                                                  $      -0-               1,187
  Deposits                                                         2,035             2,035
Deferred Tax Benefit                                               3,500            16,000
                                                            ------------      ------------
Total Other Assets                                          $      5,535      $     19,222
                                                            ------------      ------------

TOTAL ASSETS                                                $    216,829      $    262,781
                                                            ============      ============

                  See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1998 AND 1997
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                1998              1997
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1998 and 1997                            $     19,039      $     19,039
  Paid-In-Capital                                                116,808           164,396
  Retained Earnings (of which $12,403 as of
    December 31, 1998 and $10,102 as of December 31,
    1997 and 1996 was appropriated for unclaimed 1997
    1995, 1993, 1990, 1989 and 1988 dividends.)                   61,829            59,528
                                                            ------------      ------------
Total Shareholders' Equity                                  $    197,676      $    242,963
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     17,965      $     18,232
  Accrued Liabilities                                               -                 -
  Deferred Income                                                  1,188             1,586
                                                            ------------      ------------
Total Current Liabilities                                   $     19,153      $     19,818
                                                            ------------      ------------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    216,829      $    262,781
                                                            ============      ============













                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                  RESTATED
                                          1998                  1997                1996
OPERATING REVENUES
  Water                               $   135,994            $  136,401          $  133,874
  Garbage                                 107,362               107,503             107,345
  Streetlights                             34,784                34,799              34,816
  Transfer & Reconnect Fees                 1,905                 2,100               1,635
                                      -----------            ----------          ----------
Total Operating Revenues              $   280,045            $  280,803          $  277,670
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    76,706            $   83,680          $   83,680
  Electric                                  5,893                 5,898               5,876
  Streetlights                             14,419                14,429              14,409
  Other Costs                              34,239                33,143              33,349
                                      -----------            ----------          ----------
Total Cost of Sales                   $   131,257            $  137,150          $  137,314
                                      -----------            ----------          ----------

Gross Profit                          $   148,788            $  143,653          $  140,356


OPERATING EXPENSES
  Depreciation & Amortization         $     8,343            $    8,119          $    7,842
  General & Administration                 86,123                85,700              81,077
                                      -----------            ----------          ----------
Total Operating Expenses              $    94,466            $   93,819          $   88,919
                                      -----------            ----------          ----------

Operating Income                      $    54,322            $   49,834          $   51,437


OTHER INCOME
  Rental and Late Fees                $    38,812            $   38,303          $   36,213
  Interest                                  3,815                 3,379               4,254
                                      -----------            ----------          ----------
Total Other Income                    $    42,627            $   41,682          $   40,467
                                      -----------            ----------          ----------


                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                                  RESTATED
                                          1998                  1997                1996

OTHER OPERATING EXPENSES
  General and Administrative          $    33,966            $   31,313          $   30,555
  Depreciation                              2,879                 3,066               3,239
                                      -----------            ----------          ----------
Total Other Operating Expenses        $    36,845            $   34,379          $   33,794
                                      -----------            ----------          ----------

Other Net Income, on Non-Utility      $     5,782            $    7,303          $    6,673
                                      -----------            ----------          ----------

Net Income Before Provision
    For Income Taxes                  $    60,104            $   57,137          $   58,110

PROVISION FOR INCOME TAXES            $    12,500            $   11,900          $   12,018
                                      -----------            ----------          ----------

NET INCOME                            $    47,604            $   45,237          $   46,092
                                      ===========            ==========          ==========


EARNINGS PER SHARE                    $      .025            $     .024          $     .024
                                      ===========            ==========          ==========


















                 See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                   APPROPRIATED UNAPPROPRIATED   TOTAL
                     COMMON STOCK       PAID IN     RETAINED      RETAINED     SHAREHOLDERS'
                  SHARES      AMOUNT    CAPITAL     EARNINGS      EARNINGS       EQUITY
Restated
December 31, 1995 1,903,853  $ 19,039  $ 214,352   $  7,882     $   3,334      $ 244,607
                  ---------  --------  ---------   --------     ---------      ---------
Return of Unclaimed
  1995 Dividends       -         -          -         2,220          -             2,220

Net Income (Restated)  -         -          -          -           46,092         46,092
                  ---------  --------  ---------   --------     ---------      ---------
Restated
December 31, 1996 1,903,853  $ 19,039  $ 214,352   $ 10,102     $  49,426      $ 292,919
                  ---------  --------  ---------   --------     ---------      ---------
Payment of 1997
  Dividends (.05 Per
  Share)               -         -       (49,956)      -          (45,237)       (95,193)

Net Income (Restated)  -         -          -          -           45,237         45,237
                  ---------  --------  ---------   --------     ---------      ---------

December 31, 1997 1,903,853  $ 19,039  $ 164,396   $ 10,102     $  49,426      $ 242,963
                  ---------  --------  ---------   --------     ---------      ---------
Return of Unclaimed
  1997 Dividends       -         -          -         2,301          -             2,301

Payment of 1998
  Dividends (.05 Per
  Share)               -         -       (47,588)      -          (47,604)       (95,192)

Net Income             -         -          -          -           47,604         47,604
                  ---------  --------  ---------   --------     ---------      ---------

December 31, 1998 1,903 853  $ 19,039  $ 116,808   $ 12,403     $  49,426      $ 197,676
                  =========  ========  =========   ========     =========      =========





                   See accompanying notes and independent auditors' report.

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                                                                  RESTATED
                                                    1998            1997            1996
Cash flows from operating activities
  Net Income                                     $   47,604      $   45,237      $   46,092
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and Amortization                    11,222          11,185          11,080
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                        546             320          (6,349)
     Other Assets                                     1,187           -0-             -0-
     Prepaid Assets                                    (773)         (2,238)           (237)
     Deferred Tax Benefit (Note 8)                   12,500          11,900          12,018
   Increase (decrease) in
     Accounts Payable                                  (267)          1,462             776
     Accrued Expenses & Deferred Income                (398)         (1,213)            583
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   71,621      $   66,653      $   63,963
                                                 ----------      ----------      ----------
Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (9,764)     $   (9,032)     $   (2,249)
    Office Complex Improvements                      (2,375)           (981)         (6,572)
                                                 ----------      ----------      ----------
Net cash used in investing activities            $  (12,139)     $  (10,013)     $   (8,821)
                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $  (95,192)     $  (95,193)     $    -0-
    Return of Unpaid Dividends                        2,301           -0-             2,220
                                                 ----------      ----------      ----------
Net cash provided by (used in) financing
  activities                                     $  (92,891)     $  (95,193)     $    2,220
                                                 ----------      ----------      ----------

Net increase (decrease) in cash                  $  (33,409)     $  (38,553)     $   57,362

Cash at beginning of year                        $  129,478      $  168,031      $  110,669
                                                 ----------      ----------      ----------
Cash at end of year                              $   96,069      $  129,478      $  168,031
                                                 ==========      ==========      ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

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

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 1998, 1997 and 1996).

(2) - LONG-TERM DEBT:

     There was no debt at the end of 1998 or 1997.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 1998 and December 31, 1997:
                                                  1998              1997

        Land, Buildings, Office
          Equipment and Furniture           $     76,239      $     73,864
        Water, Plant and Equipment               311,787           302,023
        CIAC, Net of Amortization                 (1,035)           (1,118)
                                            ------------      ------------
            Total Property and Equipment    $    386,991      $    374,769
        Less: Accumulated Depreciation          (295,409)         (284,104)
                                            ------------      ------------
            Net Property and Equipment      $     91,582      $     90,665
                                            ============      ============


(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 1998 and 1997 years.

(6) - LEASES AND LEASE COMMITMENTS:

     The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease was $450 per month until the landlord and management agreed to increase to $485 per month, effective November 1, 1998. The rent paid in 1998 was $5,470, 1997 was $5,400 and in 1996 was $5,400.

     The following is a schedule of future minimum lease payments:

          December 31, 1999         $  4,850
                                    --------
            Total                   $  4,850
                                    ========


     The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five year lease which was renewed in June, 1995.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

     The minimum payments under this lease are as follows as of December 31, 1998:

                      1999                 $ 35,420
                      2000                   18,060
                      2001                    -0-
                      2002                    -0-
                      2003 and thereafter     -0-
                                           --------
                       Total Due           $ 53,480
                                           ========

     The rental real estate held for lease is located in New Port Richey, Florida. The company's investment in this rental property is as follows at December 31, 1998:

      Warehouse and Office Building        $ 29,323
      Improvements                           43,390
                                           --------
                                           $ 72,713

      Less: Accumulated Depreciation         51,344
                                           --------
                                           $ 21,369
                                           ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           1998        1997        1996

      Net Operating Loss Carryforwards $ 183,078   $ 243,831   $ 302,151
                                       ---------   ---------   ---------

      Applicable Tax Rate
           (15% Federal, 5.5% State)   $  37,200   $  49,700   $  61,600

      Valuation Allowance                (23,700)    (23,700)    (23,700)
                                       ---------   ---------   ---------
      Amount Per Balance Sheet         $  13,500   $  26,000   $  37,900
                                       =========   =========   =========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)

    The provision (benefit) for income taxes consist of the following:

                                                              RESTATED
                                            1998      1997      1996

           Current                          -0-        -0-       -0-
           Deferred                      $ 12,500   $ 11,900  $ 12,018


    Income Tax Expense Consisted of the following:

                                                              RESTATED
                                            1998       1997      1996

    Provision for income taxes:

           Federal Income Tax            $  9,430   $  9,000  $  9,040

           State Income Tax                 3,070      2,900     2,978
                                         --------   --------  --------
                                         $ 12,500   $ 11,900  $ 12,018
                                         ========   ========  ========


    The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense is:
                                                               RESTATED
                             1998              1997              1996
                        AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

    Tax at U.S.
      Statutory rates $ 20,435    34.00  $ 19,427   34.00  $ 19,757   34.00
    Surtax exemption   (11,225)  (18.67)  (10,829) (18.95)  (11,067) (19.04)
    State income tax-
      net of federal
      tax benefits       3,070     5.10     2,900    5.08     2,978    5.12
    Permanent
      differencies
      and other            220      .37       402     .70       350     .60
                      --------    -----  --------   -----  --------   -----
                      $ 12,500    20.80  $ 11,900   20.83  $ 12,018   20.68
                      ========    =====  ========   =====  ========   =====

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)


Operating Loss Carryforwards--

     The Company has loss carryforwards totaling $183,078 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                     Originated               Expired

                        1984                    1999        $ 155,361
                        1991                    2006           27,717
                                                            ---------
                                                            $ 183,078
                                                            =========


(8) - PRIOR PERIODS ADJUSTMENT FOR CHANGE IN ACCOUNTING FOR INCOME TAXES:


                                                   1996
            Net Income as Previously
              Reported                          $ 58,110
            Adjustment for Deferred Tax
              Benefit                            (12,018)
                                                --------
            Net Income as Adjusted              $ 46,092
                                                ========

            Earnings Per Share Amounts:
              As Previously Reported                .031
              Effect of Retroactive Change         (.007)
                                                --------
            Earnings Per Share as Adjusted          .024
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