Form 10-Q
period 1999-03-31
HOLIDAY GULF HOMES INC
filed 1999-05-17
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1999

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.


Common Stock, $.01 Par Value - 1,903,853 shares as of March 31, 1999.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 1999 and
           December 31, 1998...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended March 31, 1999 and 1998 and for the
          years ended December 31, 1998 and 1997 ......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1998 and the
          three months ended March 31, 1999............................    7

        Consolidated Statements of Cash Flows - For the three
          months ended March 31, 1999 and 1998.........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................19-20

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               March 31,     December 31,
                                                                 1999            1998
                                                             (Unaudited)       (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    313,555      $   311,787
  Less: Accumulated Depreciation                                (244,084)        (242,195)
  Less: CIAC, Net of Amortization of $311 in
        1999 and $290 in 1998                                     (1,014)          (1,035)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     68,457      $    68,557
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $54,035 in 1999 and
    $53,214 in 1998                                         $     22,204      $    23,025
                                                            ------------      -----------
Net Other Property & Investments                            $     22,204      $    23,025
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $    108,238      $    96,069
  Accounts Receivable                                              4,649            3,904
  Prepaids                                                         3,421            4,862
  Other Receivables                                                5,176            4,877
  Deferred Tax Benefit                                            10,000           10,000
                                                            ------------      -----------
Total Current Assets                                        $    131,484      $   119,712
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035      $     2,035
  Deferred Tax Benefit                                             2,530            3,500
                                                            ------------      -----------
Total Other Assets                                          $      4,565      $     5,535
                                                            ------------      -----------
TOTAL ASSETS                                                $    226,710      $   216,829
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                        HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                             March 31,        December 31,
                                                               1999               1998
                                                            (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 1999 and 1998                            $     19,039      $    19,039
  Paid-In-Capital                                                116,808          116,808
  Retained Earnings (of which $12,403 as of
    March 31, 1999 and December 31, 1998
    was appropriated for unclaimed 1995, 1993
    1990, 1989 and 1988 dividends)                                65,824           61,829
                                                            ------------      -----------
Total Shareholders' Equity                                  $    201,671      $   197,676
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     22,978      $    17,965
  Deferred Income                                                  2,061            1,188
                                                            ------------      -----------
Total Current Liabilities                                   $     25,039      $    19,153
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    226,710      $   216,829
                                                            ============      ===========














                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended       For the years ended
                                             March 31,                    December 31,
                                      1999            1998            1998          1997
                                           (Unaudited)                     (Audited)
OPERATING REVENUES
 Water                              $    34,452    $    32,636     $   135,994   $ 136,401
 Garbage                                 26,190         26,284         107,362     107,503
 Streetlights                             8,484          8,510          34,784      34,799
 Transfer & Reconnect Fees                  480            450           1,905       2,100
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    69,606    $    67,880     $   280,045   $ 280,803
                                    -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                            $    20,920    $    13,947     $    76,706   $  83,680
 Electric                                 1,518          1,305           5,893       5,898
 Streetlights                             3,588          3,595          14,419      14,429
 Other Costs                              8,926          9,981          34,239      33,143
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    34,952    $    28,828     $   131,257   $ 137,150
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    34,654    $    39,052     $   148,788   $ 143,653

OPERATING EXPENSES
 Depreciation & Amortization        $     2,026    $     1,965     $     8,343   $   8,119
 General & Administration                27,733         27,208          86,123      85,700
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    29,759    $    29,173     $    94,466   $  93,819
                                    -----------    -----------     -----------   ---------
Operating Income                    $     4,895    $     9,879     $    54,322   $  49,834

OTHER INCOME
 Rental and Late Fees               $     9,872    $     9,557     $    38,812   $  38,303
 Interest                                   841          1,201           3,815       3,379
                                    -----------    -----------     -----------   ---------
Total Other Income                  $    10,713    $    10,758     $    42,627   $  41,682
                                    -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
 General and Administrative         $     9,980    $     9,001     $    33,966   $  31,313
 Depreciation                               663            690           2,879       3,066
                                    -----------    -----------     -----------   ---------
Total Other Operating Expenses      $    10,643    $     9,691     $    36,845   $  34,379
                                    -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the three months ended       For the years ended
                                             March 31,                  December 31,
                                        1999           1998            1998         1997
                                           (Unaudited)                      (Audited)

Other Net Income, on Non-Utility    $        70    $     1,067     $     5,782   $   7,303
                                    -----------    -----------     -----------   ---------
Net Income Before Provision
  For Income Taxes                  $     4,965    $    10,946     $    60,104   $  57,137
                                    -----------    -----------     -----------   ---------

Provision For Income Taxes          $       970    $     2,400     $    12,500   $  11,900
                                    -----------    -----------     -----------   ---------

NET INCOME                          $     3,995    $     8,546     $    47,604   $  45,237
                                    ===========    ===========     ===========   =========


EARNINGS PER SHARE                  $      .002    $      .004     $      .025   $    .024
                                    ===========    ===========     ===========   =========
























                    See accompanying notes and accountants' report.

                        HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE THREE MONTHS ENDED
                                      MARCH 31, 1999

                                                  APPROPRIATED  UNAPPROPRIATED    TOTAL
                    COMMON STOCK         PAID IN    RETAINED       RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT     CAPITAL    EARNINGS       EARNINGS       EQUITY
December 31, 1997
  (Audited)       1,903,853  $   19,039  $ 164,396  $   10,102    $   49,426   $ 242,963
                  ---------  ----------  ---------  ----------    ----------   ---------

Return of Unclaimed
  1997 Dividends                                         2,301                     2,301

Payment of 1998
  Dividends (.05 Per
  Share)               -           -       (47,588)       -          (47,604)    (95,192)

Net Income             -           -          -           -           47,604      47,604
                  ---------  ----------  ---------  ----------    ----------   ---------

December 31, 1998
  (Audited)       1,903,853  $   19,039  $ 116,808  $   12,403    $   49,426   $ 197,676
                  ---------  ----------  ---------  ----------    ----------   ---------
Net Income
  (Unaudited)          -           -          -           -            3,995       3,995
                  ---------  ----------  ---------  ----------    ----------   ---------
March 31, 1999
  (Unaudited)     1,903,853  $   19,039  $ 116,808  $   12,403    $   53,421   $ 201,671
                  =========  ==========  =========  ==========    ==========   =========














                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the three months ended
                                                                      March 31,
                                                               1999            1998
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    3,995      $    8,546
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                2,689           2,655
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                 (1,044)          2,997
    Prepaid Assets                                               1,441           3,101
    Deferred Tax Benefit                                           970           2,400
  Increase (decrease) in
    Accounts Payable                                             5,013           2,388
    Accrued Expenses & Deferred Income                             873             571
                                                            ----------      ----------
Net cash provided by operating activities                   $   13,937      $   22,658
                                                            ----------      ----------

Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (1,768)     $   (5,284)
                                                            ----------      ----------
Net cash used in investing activities                       $   (1,768)     $   (5,284)
                                                            ----------      ----------

Net increase in cash                                        $   12,169      $   17,374

Cash at beginning of period                                     96,069         129,478
                                                            ----------      ----------

Cash at end of period                                       $  108,238      $  146,852
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-




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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1998 and for the first three months of 1999).

(2) - LONG-TERM DEBT:

      There was no debt as of March 31, 1999 or December 31, 1998.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at March 31, 1999 and December 31, 1998:
                                               March 31,        December 31,
                                                 1999               1998

      Land, Buildings, Office Equipment
        and Furniture                        $     76,239       $    76,239
      Water, Plant and Equipment                  313,555           311,787
      CIAC, Net of Amortization                    (1,014)           (1,035)
                                             ------------       -----------
         Total Property and Equipment        $    388,780       $   386,991

      Less: Accumulated Depreciation             (298,119)         (295,409)
                                             ------------       -----------
         Net Property and Equipment          $     90,661       $    91,582
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the three months ended March 31, 1999 and 1998.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $514 per month, including sales tax. The rent paid as of March 31, 1999 and 1998 was $1,542, and $1,431 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 1999       $  3,598
                                    --------
                    Total           $  3,598
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      The minimum payments under this lease are as follows:

                  1999                    $ 35,420
                  2000                      18,060
                  2001                       -0-
                  2002                       -0-
                  2003 and therafter         -0-
                                          --------
                      Total Due           $ 53,480
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at March 31, 1999:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (51,990)
                                          --------
                                          $ 20,723
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                          March 31,       December 31,
                                             1999            1998

      Net Operating Loss Carryforwards    $ 177,884       $  183,078
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $  36,230       $   37,200

      Valuation Allowance                   (23,700)         (23,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $  12,530       $   13,500
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                         March 31,       December 31,
                                            1999            1998

            Current                      $   -0-         $      -0-
            Deferred                     $     970       $     12,500


      Income Tax Expense Consisted of the following:

                                          March 31,       December 31,
                                             1999            1998

      Provision for income taxes:

            Federal Income Tax            $     750       $      9,430

            State Income Tax                    220              3,070
                                          ---------       ------------
                                          $     970       $     12,500
                                          =========       ============

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the three months ended March 31, 1999 and the year ended December 31, 1998 is:

                             March 31, 1999            December 31, 1998

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  1,690          34.00      $ 20,435         34.00
Surtax exemption           (970)        (19.51)      (11,225)       (18.67)
State income tax-
  net of federal
  tax benefits              220           4.42         3,070          5.10
Permanent differences
  and other                  30            .60           220           .37
                       --------         ------      --------        ------
                       $    970          19.51      $ 12,500         20.80
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1998 totaling $183,078 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1984                    1999         $  155,361
                       1991                    2006             27,717
                                                            ----------
                                                            $  183,078
                                                            ==========

(8) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash, cash equivalents, receivables and payables, approximate fair values.

<REVIEW-REPORT>







ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 1999 and the related consolidated condensed statements of operations for the three months then ended March 31, 1999 and 1998, and the consolidated condensed statements of shareholders' equity for the period ended March 31, 1999 and the consolidated condensed statement of cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 1999 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1998, were audited by us, and we expressed an unqualified opinion on them in our report dated January 12, 1999, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.



Ocala, Florida
May 15, 1999
</REVIEW-REPORT>

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues increased 2.54% in the first quarter of 1999 to $69,606 up $1,726 over the first quarter of 1998. For the year ended December 31, 1998 utility operating revenues of $280,045 were $ 758 or .27% lower than the year ended December 31, 1997. The year end decrease in revenues is due primarily to a decrease in water usage.

       The gross profit percentages for the first quarter of 1999 decreased due to a change in garbage collection service providing one month free in the first quarter of 1998.The gross profit for the year ended December 31, 1998 compared to the prior year was greater due to the one month reduction in garbage collection fees.

       General and administrative expenses have remained stable, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 39.84% and 40.08% for the three month periods ended March 31, 1999 and 1998. For the years ended December 31, 1998 and 1997 the general and administrative expenses as a percentage of utility revenues were 30.75% and 30.52%.

       Income from other operations decreased .42% in the first quarter of 1999 to $ 10,713, down $45 from the first quarter of 1998. For the year ended December 31, 1998 income from other operations of $42,627 was $ 945, or 2.27% higher than the same period in 1997. The increase in revenues is due primarily to increases in rental income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations. The year end revenues and expenses were stable. General and administrative expenses from other operations as a percentage of income from other operations were approximately 93.16% and 83.67% for the three month periods ended March 31, 1999 and 1998. General and administrative expenses as of percentage of income from other operations for the years ended December 31, 1998 and 1997, were 79.68% and 75.12%

       Net income decreased 53.25% in the first quarter of 1999 to $3,995 down $4,551 from the first quarter of 1998. For the year ended December 31, 1998, net income of $47,604 was $2,367 or 5.23% higher than the same period in 1997.

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company does not anticipate any material capital expenditures in the near future for the utility companies, therefore, there should not be any liquidity problem.

OTHER MATTERS:

  The Y2K Issue:

  Assessment of the Issue:

      The Company is currently reviewing the risk of potential interruptions that may occur from the year 2000 (Y2K) issue. The Company does not anticipate any major complications. The vendors the Company deals with have indicated to management they will be ready for the year 2000.

  Plans to Resolve the Issue:

      The Company plans to purchase a new computer and updated software needed for their billing program. This is not a material expenditure for the Company.

  Dedication of Resources:

      The Company plans to purchase the computer and updated software for approximately $2,000.

  Work and Testing Completion:

      The Company plans to have the new computer and software in place and working properly by September, 1999.

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended March 31, 1999 nor have there been any material developments during the quarter.

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

              None

Item 5.  Other Information.

           The Company declared and distributed a dividend of $.05 per share in July, 1998. The declared dividend required the use of $95,192 cash.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: May 15, 1999                    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER