Form 10-Q
period 1999-06-30
HOLIDAY GULF HOMES INC
filed 1999-08-12
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.


Common Stock, $.01 Par Value - 1,903,853 shares as of June 30, 1999.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - June 30, 1999 and
           December 31, 1998...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended June 30, 1999 and 1998 and for the
          six months ended June 30, 1999 and 1998......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1998 and the
          six months ended June 30, 1999...............................    7

        Consolidated Statements of Cash Flows - For the six
          months ended June 30, 1999 and 1998..........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               June 30,       December 31,
                                                                 1999             1998
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    314,490      $   311,787
  Less: Accumulated Depreciation                                (215,933)        (242,195)
  Less: CIAC, Net of Amortization of $331 in
        1999 and $290 in 1998                                       (994)          (1,035)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     67,563      $    68,557
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $54,858 in 1999 and
    $53,214 in 1998                                         $     21,382      $    23,025
                                                            ------------      -----------
Net Other Property & Investments                            $     21,382      $    23,025
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $    130,842      $    96,069
  Accounts Receivable                                              3,583            3,904
  Prepaids                                                         2,235            4,862
  Other Receivables                                                4,401            4,877
  Deferred Tax Benefit                                             8,150           10,000
                                                            ------------      -----------
Total Current Assets                                        $    149,211      $   119,712
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035            2,035
  Deferred Tax Benefit                                              -               3,500
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     5,535
                                                            ------------      -----------
TOTAL ASSETS                                                $    240,191      $   216,829
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                              June 30,        December 31,
                                                                1999              1998
                                                             (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 1999 and 1998                            $     19,039      $    19,039
  Paid-In-Capital                                                116,808          116,808
  Retained Earnings (of which $12,403 and $12,403
    as of June 30, 1999 and December 31, 1998,
    respectively, was appropriated for unclaimed
    1997, 1995, 1993, 1990, 1989 and 1988 (dividends)             80,797           61,829
                                                            ------------      -----------
Total Shareholders' Equity                                  $    216,644      $   197,676
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     19,098      $    17,965
  Deferred Income                                                  4,449            1,188
                                                            ------------      -----------
Total Current Liabilities                                   $     23,547      $    19,153
                                                            ------------      -----------
TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    240,191      $   216,829
                                                            ============      ===========















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the six months ended
                                             June 30,                     June 30,
                                        1999            1998           1999          1998
                                            (Unaudited)                    (Unaudited)
OPERATING REVENUES
 Water                              $    37,629    $    35,568     $    72,081   $  68,204
 Garbage                                 27,034         26,712          53,224      52,996
 Streetlights                             8,759          8,613          17,244      17,123
 Transfer & Reconnect Fees                  480            570             960       1,020
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    73,902    $    71,463     $   143,509   $ 139,343
                                    -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                            $    20,940    $    20,920     $    41,860   $  34,867
 Electric                                 1,580          1,680           3,099       2,985
 Streetlights                             3,589          3,611           7,177       7,206
 Other Costs                              8,775          7,460          17,701      17,441
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    34,884    $    33,671     $    69,837   $  62,499
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    39,018    $    37,792     $    73,672   $  76,844

OPERATING EXPENSES
 Depreciation & Amortization        $     1,988    $     2,103     $     4,014   $   4,068
 General & Administration                19,474         19,604          47,207      46,812
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    21,462    $    21,707     $    51,221   $  50,880
                                    -----------    -----------     -----------   ---------
Operating Income                    $    17,556    $    16,085     $    22,451   $  25,964

OTHER INCOME
 Rental and Late Fees               $     9,866    $     9,534     $    19,738   $  19,091
 Interest                                   938          1,279           1,779       2,480
                                    -----------    -----------     -----------   ---------
Total Other Income                  $    10,804    $    10,813     $    21,517   $  21,571
                                    -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
 General and Administrative         $     8,344    $     9,043     $    18,324   $  18,044
 Depreciation                               663            690           1,326       1,380
                                    -----------    -----------     -----------   ---------
Total Other Operating Expenses      $     9,007    $     9,733     $    19,650   $  19,424
                                    -----------    -----------     -----------   ---------
Other Net Income, on Non-Utility    $     1,797    $     1,080     $     1,867   $   2,147
                                    -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended     For the six months ended
                                             June 30,                       June 30,
                                        1999            1998           1999          1998
                                            (Unaudited)                    (Unaudited)

Net Income Before Provision
  For Income Taxes                  $    19,353    $    17,165     $    24,318   $  28,111
                                    -----------    -----------     -----------   ---------

Provision For Income Taxes          $     4,380    $     3,350     $     5,350   $   5,750
                                    -----------    -----------     -----------   ---------

NET INCOME                          $    14,973    $    13,815     $    18,968   $  22,361
                                    ===========    ===========     ===========   =========



EARNINGS PER SHARE                  $      .008    $      .007     $      .010   $    .012
                                    ===========    ===========     ===========   =========


























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED
                                      JUNE 30, 1999
                                                   APPROPRIATED  UNAPPROPRIATED    TOTAL
                     COMMON STOCK        PAID IN     RETAINED       RETAINED    SHAREHOLDERS'
                   SHARES      AMOUNT    CAPITAL     EARNINGS       EARNINGS       EQUITY
December 31, 1997
  (Audited)       1,903,853  $  19,039  $ 164,396  $    10,102   $    49,426    $   242,963
                  ---------  ---------  ---------  -----------   -----------    -----------

Return of Unclaimed
  1997 Dividends       -          -          -           2,301          -             2,301

Payment of 1998
  Dividends (.05 Per
  Share)               -          -       (47,588)                  (47,604)        (95,192)

Net Income             -          -          -            -           47,604         47,604
                  ---------  ---------  ---------  -----------   -----------    -----------

December 31, 1998
  (Audited)       1,903,853  $  19,039  $ 116,808  $    12,403   $    49,426    $   197,676
                  ---------  ---------  ---------  -----------   -----------    -----------

Net Income
  (Unaudited)          -          -          -            -           18,968         18,968
                  ---------  ---------  ---------  -----------   -----------    -----------

June 30, 1999
  (Unaudited)     1,903,853  $  19,039  $ 116,808  $    12,403   $    68,394    $   216,644
                  =========  =========  =========  ===========   ===========    ===========













                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the six months ended
                                                                      June 30,
                                                               1999            1998
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   18,968      $   22,361
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                5,340           5,448
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                    797           2,503
    Prepaid Assets                                               2,627           2,216
    Deferred Tax Benefit                                         5,350           5,750
  Increase (decrease) in
    Accounts Payable                                             1,133            (290)
    Accrued Expenses & Deferred Income                           3,261           2,668
                                                            ----------      ----------
Net cash provided by operating activities                   $   37,476      $   40,656
                                                            ----------      ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (2,703)     $   (5,284)
                                                            ----------      ----------
Net cash used in investing activities                       $   34,773      $   (5,284)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $     -         $     -
  Reissuance of Previously Unclaimed Dividends                    -               (350)
  Return of Unclaimed Dividends                                   -              2,652
                                                            ----------      ----------
Net cash provided by (used) in financing activities         $     -         $    2,302
                                                            ----------      ----------

Net increase (decrease) in cash                             $   34,773      $   37,674

Cash at beginning of period                                     96,069         129,478
                                                            ----------      ----------
Cash at end of period                                       $  130,842      $  167,152
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-        $     -0-
    Income Tax Paid                                         $    -0-        $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1998 and for the first six months of 1999).

(2) - LONG-TERM DEBT:

      There was no debt as of June 30, 1999 or December 31, 1998.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at June 30, 1999 and December 31, 1998:
                                               June 30,         December 31,
                                                 1999               1998

      Land, Buildings, Office Equipment
        and Furniture                        $     76,239       $    76,239
      Water, Plant and Equipment                  314,490           311,787
      CIAC, Net of Amortization                      (994)           (1,.35)
                                             ------------       -----------
         Total Property and Equipment        $    389,735       $   386,991

      Less: Accumulated Depreciation             (300,791)         (295,409)
                                             ------------       -----------
         Net Property and Equipment          $     88,944       $    91,582
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the six months ended June 30, 1999 and 1998.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease is $514 per month. The rent paid as of June 30, 1999 and 1998 was $3,085 and $2,862 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 1999       $  2,056
                                    --------
                    Total           $  2,056
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
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at June 30, 1999:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (52,636)
                                          --------
                                          $ 20,077
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           June 30,       December 31,
                                             1999            1998

      Net Operating Loss Carryforwards    $ 158,760       $  183,078
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $  31,850       $   37,200

      Valuation Allowance                   (23,700)         (23,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $   8,150       $   13,500
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                          June 30,       December 31,
                                            1999            1998

            Current                       $  -0-          $   -0-
            Deferred                      $  5,350        $  12,500


      Income Tax Expense Consisted of the following:

                                           June 30,       December 31,
                                             1999            1998

      Provision for income taxes:

            Federal Income Tax            $  3,950        $   9,430

            State Income Tax                 1,400            3,070
                                          ---------       ---------
                                          $  5,350        $  12,500
                                          =========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the six months ended June 30, 1999 and the year ended December 31, 1998 is:

                             June 30, 1999             December 31, 1998

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  8,268          34.00      $ 20,435         34.00
Surtax exemption         (4,972)        (20.45)      (11,225)       (18.67)
State income tax-
  net of federal
  tax benefits              924           3.80         3,070          5.10
Permanent differences
  and other               1,130           4.65           220           .37
                       --------         ------      --------        ------
                       $  5,350          22.00      $ 12,500         20.80
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

<REVIEW-REPORT>








ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1999 and the related consolidated condensed statements of operations for the three-month and six-month period ended June 30, 1999 and 1998, and the consolidated condensed statements of shareholders' equity for the period ended June 30, 1999 and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 1999 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1998, were audited by us, and we expressed an unqualified opinion on them in our report dated January 12, 1999, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.


Ocala, Florida
August 11, 1999
</REVIEW-REPORT>

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues increased 3.41% in the second quarter of 1999 to $73,902 down $2,439 over the second quarter of 1998. For the first six months utility operating revenues of $143,509 were $4,166 or 2.90% higher than the same period in 1998. The increase in revenues for the second quarter and year to date, are due primarily to an increase in water usage.

       The gross profit percentages for the second quarter and year to date of 1999 compared to the same periods of the prior year were maintained due to the stability in the number of customers.

       General and administrative expenses have remained stable, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 26.35% and 32.89% for the three and six month periods ended June 30, 1999 as compared to 27.43% and 33.60% for the comparable periods of 1998.

       Income from other operations increased .08% in the second quarter of 1999 to $10,804, down $9 from the second quarter of 1998. For the first six months income from other operations of $21,517 was $54, or .25% lower than the same period in 1998. The decrease in revenues is due primarily to a decrease in interest income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to office complex warehouse expenses for repairs and maintenance and electric. General and administrative expenses from other operations as a percentage of income from other operations were approximately 77.23% and 85.16% for the three and six month periods ended June 30, 1999 as compared to 83.63% and 83.65% for the comparable periods of 1998.

       Net income increased 8.38% in the second quarter of 1999 to $14,973 down $1,158, over the second quarter of 1998. For the first six months, net income of $18,968 was $3,393 or 15.17% lower than the same period in 1998. The increase in net income in the second quarter was due primarily to the increase in rental income and decrease in general and administrative expenses. The decrease in net income for the six months is primarily attributable to the change in garbage services in 1998 when the Company received one month free service.

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

   Dedication of Resources:

      The Company plans to purchase the computer and update software for approximately $2,000.

   Work and Testing Completion:

      The Company plans to have the new computer and software in place and working properly by September, 1999.

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended June 30, 1999 nor have there been any material developments during the quarter.

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

       (a)  Annual Meeting of stockholders was held on June 19, 1999.

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

              None

Item 5.  Other Information.

           The Company declared and distributed a dividend of $.05 per share in January, 1998. The declared dividend required the use of $95,192 cash.

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