Form 10-K
period 1999-12-31
HOLIDAY GULF HOMES INC
filed 2000-03-30
CIK 82179

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004


                                  FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 1999

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

                YES          X                    NO

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1999.


Common Stock, $.01 Par Value - 1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999.


Common Stock, $.01 Par Value - $ 225,970

                                    PART I
ITEM 1. BUSINESS

(a)  General Business

     The majority of revenues for the 1999, 1998, and 1997 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue.

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

Research and Development

     No money was spent by the Company during the years ended December 31, 1999, 1998, and 1997 on research activities.

Federal, State, and Local Regulations

     The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

Personnel

     The Company as of December 31, 1999, employed one person full time. The Company's employee is not represented by a union.

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

     (a) The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents and late fees totaled $40,161 for 1999, $38,812 for 1998, and $38,303 for 1997.

     (b) The Company owns five well lots where Crestridge Utility Corporation is located. These lots house the pumping station and wells.

     (c) The Company owns two well lots where Holiday Gardens Utilities, Inc. is located. These lots house the pumping station and wells.


ITEM 3. LEGAL PROCEEDINGS

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual meeting of stockholders was held June 19, 1999 for the December 31, 1998 year.

     (b) Elected directors and executive officers for the upcoming 1999 year were:

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

                 None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf Homes, Inc. Common Stock at December 31, 1999 was 452.

     The Company distributed dividends of $95,192 in July, 1998, $95,193 in January, 1997, $95,193 in April, 1995, $95,192 in April, 1993, $95,192 in
October, 1990, $95,192 in December, 1989 and $95,192 in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


ITEM 6. SELECTED FINANCIAL DATA
                                 YEARS ENDED DECEMBER 31,
                                                     RESTATED   RESTATED
                      1999       1998       1997       1996       1995

Utility Revenues   $ 283,844  $ 280,045  $ 280,803  $ 277,670  $ 270,772

Net Income Before
  Provision For
  Income Taxes     $  50,697  $  60,104  $  57,137  $  58,110  $  54,661

Net Income Per
  Common Share
  Before Provision
  For Income Taxes $    .027  $    .032  $    .030  $    .031  $    .029

Net Income         $  40,697  $  47,604  $  45,237  $  46,092  $  43,239

Net Income Per
  Common Share     $    .021  $    .025  $    .024  $    .024  $    .023

Total Assets       $ 251,994  $ 216,829  $ 262,781  $ 312,488  $ 262,817

Long-Term Debt     $   -0-    $   -0-    $   -0-    $   -0-    $   -0-

Cash Dividends
  Declared Per
  Share            $   -0-    $    .050  $    .050  $   -0-    $    .050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

     The Company maintains 64% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. the Company has been maintaining the water lines and meters on a regular basis.

(b)  Results of Operations

     The majority of the revenues are generated by the utility companies. The companies completed a rate increase audit with the Public Service Commission in 1992. The new rates became effective in 1993.

     The rates increased in 1999, 1998 and 1997 due to indexing.

     Utility operating revenues increased 1.35% in 1999 to $283,844, up $3,799 from 1998. The revenues in 1998 decreased .27% to $280,045, down $758 from 1997. The increase in 1999 was due primarily to rate increases in water revenues and usage.

     The gross profit percentages for the years 1999, 1998 and 1997 of 50.65%, 53.13% and 51.16%, respectively, were maintained due to the stability in the number of customers. The main difference in 1998 was due to one month free garbage service, due to a change in vendors.

     General and administrative expenses have increased as a percentage of utility revenues in 1999 compared to 1998 and 1997 as a result of increased expenditures for insurance, stock agent fees, wages and related taxes and office supplies. General and administrative expenses as a percentage of utility revenues were approximately 31.86% in 1999 as compared to 30.75% and 30.52% for 1998 and 1997.

     Income from other operations increased 4.31% in 1999 to $44,463, up $1,836 over 1998 and increased 2.27% in 1998, up $945 over 1997. The increase in revenues is due primarily to increases in rental income.

     General and administrative expenses from other operations have increased as a percentage of income from other operations in 1999 compared to 1998, and 1997 as a result of an increase in management costs. General and administrative expenses from other operations as a percentage of income from other operations were approximately 81.38% in 1999 as compared to 79.68% and 75.12% for 1998 and 1997.

     Net income decreased 14.51% in 1999 to $40,697, down $6,907 from 1998 and increased 5.23% in 1998, up $2,367 from 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(c)  Other Matters

     The Y2K Issue

     The Company is currently reviewing the risk of potential interruptions that may occur from the year 2000 (Y2K) issue. The Company does not anticipate any major implications. The vendors the Company deals with have indicated to management they will be ready for the year 2000. The Company installed their new computer and software before December 31, 1999. The tests run on the system indicate there will be no problems with the Y2K issue.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

          Consolidated Balance Sheets - December 31, 1999 and 1998

          Consolidated Statements of Operations - Years ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997

          Notes to Consolidated Financial Statements - December 31, 1999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME           AGE    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS


      Linda Emerick         54     Director  and  President  of  Holiday-Gulf
                                    Homes,  Inc.  since  June  23, 1987.  Mrs.
                                    Emerick serves as Chief Executive Officer.
                                    Emerick  was  a  Director  and  Secretary-
                                    Treasurer  of Hillrow,  Inc.  July, 1966
                                    through June, 1989.   She  is  currently
                                    operating a consulting  and  management
                                    service.

      Thomas L. Burkett     62     Director and  Vice  President of  Holiday-
                                    Gulf Homes, Inc. since June 23, 1987. Mr.
                                    Burkett is  retired from 31 years District
                                    Sales Manager with Gehl Company of West
                                    Bend, WI. He is currently associated with Fraley Truck & Implement Sales, Inc., Rushville, IN.

      Ronnie L. Mohr        51     Director  and  Secretary  of  Holiday-Gulf
                                    Homes, Inc. since December 29, 1992.  Mr.
                                    Mohr has  been engaged  in farming for 36
                                    years and has  been a Director and Board
                                    Chairman of R & S Mohr Family Farms, Inc.
                                    since  1981.   He  is  on  the  Board  of
                                    Directors of Ag-One Coop, Inc.; Central
                                    Indiana  Power;  Wabash  Valley   Power
                                    Association, Inc.; and Land O'Lakes, Inc.

      Eileen M. Falla       53     Treasurer  of  Holiday-Gulf   Homes,  Inc.
                                    since June 23, 1987. Mrs. Falla has been employed by Holiday-Gulf Homes,Inc. since October, 1983 and is the Utilities Billing Clerk.

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

     There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 1999, 1998 and 1997.

     There were no loans from directors as of December 31, 1999 and 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 1999, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits and financial statement schedules

     1.  Financial Statements

     Among responses to this ITEM 14 are the following financial statements which are incorporated herein by reference in ITEM 8 above:

            (  i)  Consolidated Balance Sheets - December 31, 1999 and 1998.

            ( ii) Consolidated Statements of Operations - Years ended December 31, 1999, 1998, and 1997.

            (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998, and 1997.

            ( iv) Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997.

            (  v)  Notes to Consolidated Financial Statements - December 31,
                   1999.

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


Date: March 15, 2000


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


Date:

<AUDIT-REPORT>









INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

     We have audited the accompanying consolidated balance sheets of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.




                                          ARNOLD AND CO., P.A.


January 20, 2000


</AUDIT-REPORT>

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1999 AND 1998
ASSETS


                                                                1999              1998
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    319,865      $    311,787
  Less:  Accumulated Depreciation                               (249,873)         (242,195)
  Less:  CIAC, Net of Amortization of $373 in
         1999 and $290 in 1998                                      (952)           (1,035)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     69,040      $     68,557
                                                            ------------      ------------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $56,520 in 1999 and
    $53,214 in 1998                                         $     19,912      $     23,025
                                                            ------------      ------------
Net Other Property & Investments                            $     19,912      $     23,025
                                                            ------------      ------------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $    144,600      $     96,069
  Accounts Receivable                                              4,421             3,904
  Prepaids                                                         2,773             4,862
  Other Receivables                                                5,713             4,877
  Deferred Tax Benefit                                             3,500            10,000
                                                            ------------      ------------
Total Current Assets                                        $    161,007      $    119,712
                                                            ------------      ------------
OTHER ASSETS

  Deposits                                                  $      2,035      $      2,035
  Deferred Tax Benefit                                             -0-               3,500
                                                            ------------      ------------
Total Other Assets                                          $      2,035      $      5,535
                                                            ------------      ------------

TOTAL ASSETS                                                $    251,994      $    216,829
                                                            ============      ============

   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1999 AND 1998
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                1999              1998
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 1999 and 1998                            $     19,039      $     19,039
  Paid-In-Capital                                                116,808           116,808
  Retained Earnings (of which $ 0 as of December 31,
    1999 and $12,403 as of December 31, 1998
    was appropriated for unclaimed 1997, 1995,
    1993, 1990, 1989 and 1988 dividends.)                         90,123            61,829
                                                            ------------      ------------
Total Shareholders' Equity                                  $    225,970      $    197,676
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     19,304      $     17,965
  Accrued Liabilities & Other Liabilities                          5,223              -
  Deferred Income                                                  1,497             1,188
                                                            ------------      ------------
Total Current Liabilities                                   $     26,024      $     19,153
                                                            ------------      ------------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    251,994      $    216,829
                                                            ============      ============













   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                          1999                  1998                1997
OPERATING REVENUES
  Water                               $   139,708            $  135,994          $  136,401
  Garbage                                 107,362               107,362             107,503
  Streetlights                             34,764                34,784              34,799
  Transfer & Reconnect Fees                 2,010                 1,905               2,100
                                      -----------            ----------          ----------
Total Operating Revenues              $   283,844            $  280,045          $  280,803
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    83,762            $   76,706          $   83,680
  Electric                                  5,641                 5,893               5,898
  Streetlights                             14,359                14,419              14,429
  Other Costs                              36,317                34,239              33,143
                                      -----------            ----------          ----------
Total Cost of Sales                   $   140,079            $  131,257          $  137,150
                                      -----------            ----------          ----------

Gross Profit                          $   143,765            $  148,788          $  143,653


OPERATING EXPENSES
  Depreciation & Amortization         $     8,229            $    8,343          $    8,119
  General & Administration                 90,447                86,123              85,700
                                      -----------            ----------          ----------
Total Operating Expenses              $    98,676            $   94,466          $   93,819
                                      -----------            ----------          ----------

Operating Income                      $    45,089            $   54,322          $   49,834


OTHER INCOME
  Rental and Late Fees                $    40,161            $   38,812          $   38,303
  Interest                                  4,302                 3,815               3,379
                                      -----------            ----------          ----------
Total Other Income                    $    44,463            $   42,627          $   41,682
                                      -----------            ----------          ----------




   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                          1999                  1998                1997

OTHER OPERATING EXPENSES
  General and Administrative          $    36,183            $   33,966          $   31,313
  Depreciation                              2,672                 2,879               3,066
                                      -----------            ----------          ----------
Total Other Operating Expenses        $    38,855            $   36,845          $   34,379
                                      -----------            ----------          ----------

Other Net Income, on Non-Utility      $     5,608            $    5,782          $    7,303
                                      -----------            ----------          ----------

Net Income Before Provision
    For Income Taxes                  $    50,697            $   60,104          $   57,137

PROVISION FOR INCOME TAXES            $    10,000            $   12,500          $   11,900
                                      -----------            ----------          ----------

NET INCOME                            $    40,697            $   47,604          $   45,237
                                      ===========            ==========          ==========


EARNINGS PER SHARE                    $      .021            $     .025          $     .024
                                      ===========            ==========          ==========



















   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                   APPROPRIATED UNAPPROPRIATED   TOTAL
                     COMMON STOCK       PAID IN     RETAINED      RETAINED     SHAREHOLDERS'
                  SHARES      AMOUNT    CAPITAL     EARNINGS      EARNINGS       EQUITY
Restated
December 31, 1996 1,903,853  $ 19,039  $ 214,352   $ 10,102     $  49,426      $ 292,919
                  ---------  --------  ---------   --------     ---------      ---------
Payment of 1997
  Dividends (.05 Per
  Share)               -         -       (49,956)      -          (45,237)       (95,193)

Net Income (Restated)  -         -          -          -           45,237         45,237
                  ---------  --------  ---------   --------     ---------      ---------

December 31, 1997 1,903,853  $ 19,039  $ 164,396   $ 10,102     $  49,426      $ 242,963
                  ---------  --------  ---------   --------     ---------      ---------
Return of Unclaimed
  1997 Dividends       -         -          -         2,301          -             2,301

Payment of 1998
  Dividends (.05 Per
  Share)               -         -       (47,588)      -          (47,604)       (95,192)

Net Income             -         -          -          -           47,604         47,604
                  ---------  --------  ---------   --------     ---------      ---------

December 31, 1998 1,903,853  $ 19,039  $ 116,808   $ 12,403     $  49,426      $ 197,676
                  ---------  --------  ---------   --------     ---------      ---------
Repayment of Old
  Dividends            -         -          -       (10,055)         -           (10,055)

Record Payable to State
  for Dividends Unclaimed        -          -       ( 5,004)         -           ( 5,004)

Return of Unclaimed
  1998 Dividends       -         -          -         2,656          -             2,656

Net Income             -         -          -          -           40,697         40,697
                  ---------  --------  ---------   --------     ---------      ---------

December 31, 1999 1,903,853  $ 19,039  $ 116,808   $  -0-       $  90,123      $ 225,970
                  =========  ========  =========   ========     =========      =========

   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                                    1999            1998            1997
Cash flows from operating activities
  Net Income                                     $   40,697      $   47,604      $   45,237
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and Amortization                    10,901          11,222          11,185
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                     (1,353)            546             320
     Other Assets                                     -0-             1,187           -0-
     Prepaid Assets                                   2,089            (773)         (2,238)
     Deferred Tax Benefit (Note 7)                   10,000          12,500          11,900
   Increase (decrease) in
     Accounts Payable                                 1,339            (267)          1,462
     Accrued Expenses, Deferred Income & Other
       Liabilities                                    5,532            (398)         (1,213)
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   69,205      $   71,621      $   66,653
                                                 ----------      ----------      ----------
Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (8,078)     $   (9,764)     $   (9,032)
    Office Complex Improvements & Office               (193)         (2,375)           (981)
                                                 ----------      ----------      ----------
Net cash used in investing activities            $   (8,271)     $  (12,139)     $  (10,013)
                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $    -0-        $  (95,192)     $  (95,193)
    Return of Unclaimed Dividends                     2,656           2,301           -0-
    Payment of Unclaimed Dividends                  (15,059)          -0-             -0-
                                                 ----------      ----------      ----------
Net cash used in financing activities            $  (12,403)     $  (92,891)     $  (95,193)
                                                 ----------      ----------      ----------
Net increase (decrease) in cash                  $   48,531      $  (33,409)     $  (38,553)

Cash at beginning of year                        $   96,069      $  129,478      $  168,031
                                                 ----------      ----------      ----------
Cash at end of year                              $  144,600      $   96,069      $  129,478
                                                 ==========      ==========      ==========
Supplementary Disclosures of Cash Flow
  Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

   "See accompanying summary of accounting policies and notes to financial statements."

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

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 1999, 1998 and 1997).

(2) - LONG-TERM DEBT:

     There was no debt at the end of 1999 or 1998.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 1999 and December 31, 1998:

                                                1999              1998

        Land, Buildings, Office
          Equipment and Furniture           $     76,432      $     76,239
        Water, Plant and Equipment               319,865           311,787
        CIAC, Net of Amortization                   (952)           (1,035)
                                            ------------      ------------
            Total Property and Equipment    $    395,345      $    386,991
        Less: Accumulated Depreciation          (306,393)         (295,409)
                                            ------------      ------------
            Net Property and Equipment      $     88,952      $     91,582
                                            ============      ============


(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 1999 and 1998 years.

(6) - LEASES AND LEASE COMMITMENTS:

     The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 1999. The lease was $450 per month until the landlord and management agreed to increase to $485 per month, effective November 1, 1998. The lease was renewed on October 31, 1999, for $530 per month through October, 2002. The rent paid in 1999 was $6,201, 1998 was $5,470 and in 1997 was $5,400.

     The following is a schedule of future minimum lease payments:

          December 31, 2000         $  6,360
          December 31, 2001            6,360
          December 31, 2002            5,300
                                    --------
            Total                   $ 18,020
                                    ========


     The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five year lease which was renewed in June, 1995 and will expire June, 2000.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

     The minimum payments under this lease are as follows as of December 31, 1999:

                      2000                 $ 18,060
                      2001                    -0-
                      2002                    -0-
                      2003 and thereafter     -0-
                                           --------
                       Total Due           $ 18,060
                                           ========

     The rental real estate held for lease is located in New Port Richey, Florida. The company's investment in this rental property is as follows at December 31, 1999:

      Warehouse and Office Building        $ 29,323
      Improvements                           43,390
                                           --------
                                           $ 72,713

      Less: Accumulated Depreciation         53,927
                                           --------
                                           $ 18,786
                                           ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                          1999        1998        1997

      Net Operating Loss Carryforwards $  27,717   $ 183,078   $ 243,831
                                       ---------   ---------   ---------

      Applicable Tax Rate
           (15% Federal, 5.5% State)   $   5,200   $  37,200   $  49,700

      Valuation Allowance                ( 1,700)    (23,700)    (23,700)
                                       ---------   ---------   ---------

      Amount Per Balance Sheet         $   3,500   $  13,500   $  26,000
                                       =========   =========   =========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)

    The provision (benefit) for income taxes consist of the following:

                                           1999       1998      1997

           Current                          -0-        -0-       -0-
           Deferred                      $  3,500   $ 12,500  $ 11,900


    Income Tax Expense Consisted of the following:

                                            1999       1998      1997

    Provision for income taxes:

           Federal Income Tax            $  7,425   $  9,430  $  9,000

           State Income Tax                 2,575      3,070     2,900
                                         --------   --------  --------
                                         $ 10,000   $ 12,500  $ 11,900
                                         ========   ========  ========


    The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense is:

                             1999              1998              1997
                        AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

    Tax at U.S.
      Statutory rates $ 17,240    34.00  $ 20,435   34.00  $ 19,427   34.00
    Surtax exemption   (10,200)  (20.11)  (11,225) (18.67)  (10,829) (18.95)
    State income tax-
      net of federal
      tax benefits       2,575     5.08     3,070    5.10     2,900    5.08
    Permanent
      differencies
      and other            385      .76       220     .37       402     .70
                      --------    -----  --------   -----  --------   -----
                      $ 10,000    19.73  $ 12,500   20.80  $ 11,900   20.83
                      ========    =====  ========   =====  ========   =====

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)


Operating Loss Carryforwards--

     The Company has loss carryforwards totaling $ 27,717 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                     Originated               Expired

                        1991                    2006           27,717
                                                            ---------
                                                            $  27,717
                                                            =========


(8) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of financial instruments approximate fair values.