Form 10-Q
period 2000-03-31
HOLIDAY GULF HOMES INC
filed 2000-05-15
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2000

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.


Common Stock, $.01 Par Value - 1,903,853 shares as of March 31, 2000.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER


Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended March 31, 2000 and 1999 and for the
          years ended December 31, 1999 and 1998 ......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1999 and the
          three months ended March 31, 2000............................    7

        Consolidated Statements of Cash Flows - For the three
          months ended March 31, 2000 and 1999.........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................19-20

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21


                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               March 31,     December 31,
                                                                 2000            1999
                                                             (Unaudited)       (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    320,867      $   319,865
  Less: Accumulated Depreciation                                (251,791)        (249,873)
  Less: CIAC, Net of Amortization of $ 393 in
        2000 and $373 in 1999                                       (932)           ( 952)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     68,144      $    69,040
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $57,232 in 2000 and
    $56,520 in 1999                                         $     19,201      $    19,912
                                                            ------------      -----------
Net Other Property & Investments                            $     19,201      $    19,912
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     68,652      $   144,600
  Accounts Receivable                                              3,557            4,421
  Prepaids                                                         2,041            2,773
  Other Receivables                                                4,450            5,713
  Deferred Tax Benefit                                             1,680            3,500
                                                            ------------      -----------
Total Current Assets                                        $     80,380      $   161,007
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035      $     2,035
  Deferred Tax Benefit                                              -0-              -0-
                                                            ------------      -----------
Total Other Assets                                          $      2,305      $     2,035
                                                            ------------      -----------
TOTAL ASSETS                                                $    169,760      $   251,994
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                               March 31,     December 31,
                                                                 2000             1999
                                                             (Unaudited)       (Audited)


SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 2000 and 1999                            $    19,039       $    19,039
  Paid-In-Capital                                               116,808           116,808
  Retained Earnings                                               3,541            90,123
                                                            -----------       -----------
Total Shareholders' Equity                                  $   139,388       $   225,970
                                                            -----------       -----------
CURRENT LIABILITIES

  Accounts Payable                                          $    22,359       $    19,304
  Accrued Liabilities & Other Liabilities                         5,071             5,223
  Deferred Income                                                 2,942             1,497
                                                            -----------       -----------
Total Current Liabilities                                   $    30,372       $    26,024
                                                            -----------       -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $   169,760       $   251,994
                                                            ===========       ===========













                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended      For the years ended
                                             March 31,                   December 31,
                                       2000            1999          1999         1998
                                           (Unaudited)                     (Audited)
OPERATING REVENUES
 Water                              $    35,314    $    34,452    $  139,708   $  135,994
 Garbage                                 26,643         26,190       107,362      107,362
 Streetlights                             8,607          8,484        34,764       34,784
 Transfer & Reconnect Fees                  435            480         2,010        1,905
                                    -----------    -----------    ----------   ----------
Total Operating Revenues            $    70,999    $    69,606    $  283,844   $  280,045
                                    -----------    -----------    ----------   ----------
COST OF SALES
 Garbage                            $    20,982    $    20,920    $   83,762   $   76,706
 Electric                                 1,406          1,518         5,641        5,893
 Streetlights                             3,603          3,588        14,359       14,419
 Other Costs                              7,803          8,926        36,317       34,239
                                    -----------    -----------    ----------   ----------
Total Cost of Sales                 $    33,794    $    34,952    $  140,079   $  131,257
                                    -----------    -----------    ----------   ----------
Gross Profit                        $    37,205    $    34,654    $  143,765   $  148,788

OPERATING EXPENSES
 Depreciation & Amortization        $     2,054    $     2,026    $    8,229   $    8,343
 General & Administration                24,840         27,733        90,447       86,123
                                    -----------    -----------    ----------   ----------
Total Operating Expenses            $    26,894    $    29,759    $   98,676   $   94,466
                                    -----------    -----------    ----------   ----------
Operating Income                    $    10,311    $     4,895    $   45,089   $   54,322

OTHER INCOME
 Rental and Late Fees               $    10,210    $     9,872    $   40,161   $   38,812
 Interest                                   605            841         4,302        3,815
                                    -----------    -----------    ----------   ----------
Total Other Income                  $    10,815    $    10,713    $   44,463   $   42,627
                                    -----------    -----------    ----------   ----------
OTHER OPERATING EXPENSES
 General and Administrative         $    10,139    $     9,980    $   36,183   $   33,966
 Depreciation                               556            663         2,672        2,879
                                    -----------    -----------    ----------   ----------
Total Other Operating Expenses      $    10,695    $    10,643    $   38,855   $   36,845
                                    -----------    -----------    ----------   ----------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the three months ended      For the years ended
                                             March 31,                 December 31,
                                        2000           1999           1999        1998
                                           (Unaudited)                     (Audited)

Other Net Income, on Non-Utility    $       120    $        70    $    5,608   $    5,782
                                    -----------    -----------    ----------   ----------
Net Income Before Provision
  For Income Taxes                  $    10,431    $     4,965    $   50,697   $   60,104
                                    -----------    -----------    ----------   ----------

Provision For Income Taxes          $     1,820    $       970    $   10,000   $   12,500
                                    -----------    -----------    ----------   ----------

NET INCOME                          $     8,611    $     3,995    $   40,697   $   47,604
                                    ===========    ===========    ==========   ==========


EARNINGS PER SHARE                  $      .005    $      .002    $     .021   $     .025
                                    ===========    ===========    ==========   ==========
























                    See accompanying notes and accountants' report.

                        HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE THREE MONTHS ENDED
                                      MARCH 31, 2000

                                                 APPROPRIATED  UNAPPROPRIATED     TOTAL
                    COMMON STOCK       PAID IN    RETAINED       RETAINED     SHAREHOLDERS'
                  SHARES     AMOUNT    CAPITAL    EARNINGS       EARNINGS        EQUITY
December 31, 1998
  (Audited)      1,903,853 $  19,039  $ 116,808 $     12,403  $       49,426  $     197,676
                 --------- ---------  --------- ------------  --------------  -------------
Repayment of Old
  Dividends           -         -          -         (10,055)           -           (10,055)

Record Payable to State
  for Dividends Unclaimed       -          -          (5,004)           -            (5,004)

Return of Unclaimed
  1998 Dividends      -         -          -           2,656            -             2,656

Net Income            -         -          -            -             40,697         40,697
                 --------- ---------  --------- ------------  --------------  -------------
December 31,1999 1,903,853 $  19,039  $ 116,808 $      -0-    $       90,123  $     225,970
                 --------- ---------  --------- ------------  --------------  -------------

Net Income            _         _          _            _              8,611          8,611
  (Unaudited)

Payment of 2000
  Dividends                                                          (95,193)       (95,193)

March 31, 2000   --------- ---------  --------- ------------  --------------  -------------
  (Unaudited)    1,903,853 $  19,039  $ 116,808 $      -0-    $        3,541  $     139,388
                 ========= =========  ========= ============  ==============  =============











                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the three months ended
                                                                      March 31,
                                                               2000            1999
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    8,611      $    3,995
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                2,610           2,689
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  2,127          (1,044)
    Prepaid Assets                                                 732           1,441
    Deferred Tax Benefit                                         1,820             970
  Increase (decrease) in
    Accounts Payable                                             3,055           5,013
    Accrued Expenses & Deferred Income                           1,293             873
                                                            ----------      ----------
Net cash provided by operating activities                   $   20,248      $   13,937
                                                            ----------      ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (1,003)     $   (1,768)
                                                            ----------      ----------
Net cash used in investing activities                       $   (1,003)     $   (1,768)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $  (95,193)     $    -0-
                                                            ----------      ----------
Net cash provided (used) in financing activities            $  (95,193)     $    -0-
                                                            ----------      ----------

Net increase in cash                                        $  (75,948)     $  (12,169)

Cash at beginning of period                                    144,600          96,069
                                                            ----------      ----------

Cash at end of period                                       $   68,652      $  108,238
                                                            ==========      ==========
Supplementary Disclosures of Cash Flow Information
  Interest Paid                                             $    -0-        $    -0-
  Income Tax Paid                                           $    -0-        $    -0-


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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1999 and for the first three months of 2000).

(2) - LONG-TERM DEBT:

      There was no debt as of March 31, 2000 or December 31, 1999.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at March 31, 2000 and December 31, 1999:
                                               March 31,       December 31,
                                                 2000              1999

      Land, Buildings, Office Equipment
        and Furniture                        $     76,432      $     76,432
      Water, Plant and Equipment                  320,868           319,865
      CIAC, Net of Amortization                      (932)             (952)
                                             ------------      ------------
         Total Property and Equipment        $    396,368      $    395,345

      Less: Accumulated Depreciation             (309,023)         (306,393)
                                             ------------      ------------
         Net Property and Equipment          $     87,345      $     88,952
                                             ============      ============

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the three months ended March 31, 2000 and 1999.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month, including sales tax. The rent paid as of March 31, 2000 and 1999 was $1,590, and $1,542 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 2000       $  4,770
            December 31, 2001          6,360
            December 31, 2002          5,300
                                    --------
                    Total           $ 16,430
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995 and will expire June, 2000.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      The minimum payments under this lease are as follows:


                  2000                    $ 18,060
                  2001                       -0-
                  2002                       -0-
                  2003 and therafter         -0-
                                          --------
                      Total Due           $ 18,060
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at March 31, 2000:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation        54,465
                                          --------
                                          $ 18,248
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                          March 31,       December 31,
                                            2000            1999

      Net Operating Loss Carryforwards    $  17,286       $  27,717
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $   3,380       $   5,200

      Valuation Allowance                    (1,700)         (1,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $   1,680       $   3,500
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                         March 31,       December 31,
                                            2000             1999

            Current                      $   -0-         $      -0-
            Deferred                     $  1,680        $     3,500


      Income Tax Expense Consisted of the following:

                                          March 31,       December 31,
                                             2000            1999

      Provision for income taxes:

            Federal Income Tax            $  1,520        $      7,425

            State Income Tax                   300               2,575
                                          ---------       ------------
                                          $  1,820        $     10,000
                                          =========       ============

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the three months ended March 31, 2000 and the year ended December 31, 1999 is:

                            March 31, 2000             December 31, 1999
                        AMOUNT         PERCENT       AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $ 3,550           34.00      $ 17,240         34.00
Surtax exemption        (2,035)         (19.47)      (10,200)       (20.11)
State income tax-
  net of federal
  tax benefits             300            2.88         2,575          5.08
Permanent differences
  and other                  5             .04           385           .76
                       -------          ------      --------        ------
                       $ 1,820           17.45      $ 10,000         19.73
                       =======          ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1999 totaling $27,717 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1991                    2006         $   27,717
                                                            ----------
                                                            $   27,717
                                                            ==========

(8) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash, cash equivalents, receivables and payables, approximate fair values.

<REVIEW-REPORT>







ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 2000 and the related consolidated condensed statements of operations for the three months then ended March 31, 2000 and 1999, and the consolidated condensed statements of shareholders' equity for the period ended March 31, 2000 and the consolidated condensed statement of cash flows for the three month periods ended March 31, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1999, were audited by us, and we expressed an unqualified opinion on them in our report dated January 20, 2000, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.



Ocala, Florida
May 10,2000
</REVIEW-REPORT>

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues increased 2.00% in the first quarter of 2000 to $70,999 up $1,393 over the first quarter of 1999. For the year ended December 31, 1999 utility operating revenues of $283,844 were $ 3,799 or 1.36% higher than the year ended December 31, 1998. The year increase in revenues is due to an increase in water usage and a rate increase.

       The gross profit percentages for the first quarter of 2000 increased due to lower repairs and maintenance. The gross profit for the year ended December 31, 1999 compared to the prior year was less due to the one month reduction in garbage collection fees.

       General and administrative expenses have decreased, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 34.99% and 39.84% for the three month periods ended March 31, 2000 and 1999. For the years ended December 31, 1999 and 1998 the general and administrative expenses as a percentage of utility revenues were 31.87% and 30.75%.

       Income from other operations increased .95% in the first quarter of 2000 to $ 10,815, up $102 from the first quarter of 1999. For the year ended December 31, 1999 income from other operations of $44,463 was $ 1,836 or 4.31% higher than the same period in 1998. The increase in revenues is due primarily to increases in rental income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations. The year end revenues and expenses were stable. General and administrative expenses from other operations as a percentage of income from other operations were approximately 93.75% and 93.16% for the three month periods ended March 31, 2000 and 1999. General and administrative expenses as of percentage of income from other operations for the years ended December 31, 1999 and 1998, were 81.38% and 79.68%

       Net income increased 115.54% in the first quarter of 2000 to $8,611 up $4,616 from the first quarter of 1999. For the year ended December 31, 1999, net income of $40,697 was $6,907 or 14.51% lower than the same period in 1998.

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

  Dedication of Resources:

       The Company purchased a new computer and updated software for approximately $2,000 in 1999.

  Work and Testing Completion:

       The company is up and running on the new computer system and has not encountered any Y2K problems.

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

       There were no reportable events for the quarter ended March 31, 2000 nor have there been any material developments during the quarter.

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

              None

Item 5.  Other Information.

       The Company declared and distributed a dividend of $.05 per share in February, 2000. The declared dividend required the use of $95,193 cash.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: ____MAY 12, 2000____________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER