Form 10-Q
period 2000-06-30
HOLIDAY GULF HOMES INC
filed 2000-08-14
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2000

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.


Common Stock, $.01 Par Value - 1,903,853 shares as of June 30, 2000.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended June 30, 2000 and 1999 and for the
          six months ended June 30, 2000 and 1999......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1999 and the
          six months ended June 30, 2000...............................    7

        Consolidated Statements of Cash Flows - For the six
          months ended June 30, 2000 and 1999..........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                                PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               June 30,       December 31,
                                                                 2000             1999
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    321,462      $   319,865
  Less: Accumulated Depreciation                                (253,721)        (249,873)
  Less: CIAC, Net of Amortization of $414 in
        2000 and $373 in 1999                                       (911)            (952)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     66,830      $    69,040
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $57,943 in 2000 and
    $56,520 in 1999                                         $     18,489      $    19,912
                                                            ------------      -----------
Net Other Property & Investments                            $     18,489      $    19,912
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     77,078      $   144,600
  Accounts Receivable                                              4,096            4,421
  Prepaids                                                         1,310            2,773
  Other Receivables                                                4,400            5,713
  Deferred Tax Benefit                                               145            3,500
                                                            ------------      -----------
Total Current Assets                                        $     87,029      $   161,007
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035      $     2,035
  Deferred Tax Benefit                                               -0-              -0-
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------
TOTAL ASSETS                                                $    174,383      $   251,994
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                              June 30,        December 31,
                                                                2000              1999
                                                             (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 2000 and 1999                            $     19,039      $    19,039
  Paid-In-Capital                                                116,808          116,808
  Retained Earnings                                                9,807           90,123
                                                            ------------      -----------
Total Shareholders' Equity                                  $    145,654      $   225,970
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     18,246      $    19,304
  Accrued Liabilities & Other Liabilities                          5,144            5,223
  Deferred Income                                                  5,339            1,497
                                                            ------------      -----------
Total Current Liabilities                                   $     28,729      $    26,024
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    174,383      $   251,994
                                                            ============      ===========
















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended     For the six months ended
                                             June 30,                       June 30,
                                        2000            1999           2000          1999
                                            (Unaudited)                    (Unaudited)
OPERATING REVENUES
 Water                              $    37,869    $    37,629     $    73,183   $  72,081
 Garbage                                 26,977         27,034          53,620      53,224
 Streetlights                             8,701          8,759          17,308      17,244
 Transfer & Reconnect Fees                  495            480             930         960
                                    -----------    -----------     -----------   ---------
Total Operating Revenues            $    74,042    $    73,902     $   145,041   $ 143,509
                                    -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                            $    21,002    $    20,940     $    41,984   $  41,860
 Electric                                 1,508          1,580           2,914       3,099
 Streetlights                             3,603          3,589           7,205       7,177
 Other Costs                              8,450          8,775          16,254      17,701
                                    -----------    -----------     -----------   ---------
Total Cost of Sales                 $    34,563    $    34,884     $    68,357   $  69,837
                                    -----------    -----------     -----------   ---------
Gross Profit                        $    39,479    $    39,018     $    76,684   $  73,672

OPERATING EXPENSES
 Depreciation & Amortization        $     2,064    $     1,988     $     4,118   $   4,014
 General & Administration                26,874         19,474          51,713      47,207
                                    -----------    -----------     -----------   ---------
Total Operating Expenses            $    28,938    $    21,462     $    55,831   $  51,221
                                    -----------    -----------     -----------   ---------
Operating Income                    $    10,541    $    17,556     $    20,853   $  22,451

OTHER INCOME
 Rental and Late Fees               $    10,220    $     9,866     $    20,430   $  19,738
 Interest                                   157            938             762       1,779
                                    -----------    -----------     -----------   ---------
Total Other Income                  $    10,377    $    10,804     $    21,192   $  21,517
                                    -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
 General and Administrative         $    12,562    $     8,344     $    22,701   $  18,324
 Depreciation                               556            663           1,112       1,326
                                    -----------    -----------     -----------   ---------
Total Other Operating Expenses      $    13,118    $     9,007     $    23,813   $  19,650
                                    -----------    -----------     -----------   ---------
Other Net Income, on Non-Utility    $    (2,741)   $     1,797     $    (2,621)  $   1,867
                                    -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended     For the six months ended
                                             June 30,                       June 30,
                                        2000            1999           2000          1999
                                            (Unaudited)                    (Unaudited)

Net Income Before Provision
  For Income Taxes                  $     7,800    $    19,353     $    18,232   $  24,318
                                    -----------    -----------     -----------   ---------

Provision For Income Taxes          $     1,535    $     4,380     $     3,355   $   5,350
                                    -----------    -----------     -----------   ---------

NET INCOME                          $     6,265    $    14,973     $    14,877   $  18,968
                                    ===========    ===========     ===========   =========



EARNINGS PER SHARE                  $      .003    $      .008     $      .008   $    .010
                                    ===========    ===========     ===========   =========


























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE SIX MONTHS ENDED
                                      JUNE 30, 2000
                                                   APPROPRIATED  UNAPPROPRIATED    TOTAL
                     COMMON STOCK        PAID IN     RETAINED       RETAINED    SHAREHOLDERS'
                   SHARES      AMOUNT    CAPITAL     EARNINGS       EARNINGS       EQUITY
December 31, 1998
  (Audited)       1,903,853  $  19,039  $ 116,808  $    12,403   $    49,426    $  197,676
                  ---------  ---------  ---------  -----------   -----------    ----------
Repayment of
  Old Dividends        -          -          -         (10,055)         -          (10,055)

Record Payable to
  State for Dividends
  Unclaimed            -          -          -          (5,004)         -           (5,004)

Return of 1998
  Unclaimed Dividends  -          -          -           2,656          -            2,656

Net Income             -          -          -            -           40,697        40,697
                  ---------  ---------  ---------  -----------   -----------    ----------

December 31, 1999
  (Audited)       1,903,853  $  19,039  $ 116,808  $     -0-     $    90,123    $  225,970

Payment of 2000
  Dividends                                                          (95,193)      (95,193)

Net Income
  (Unaudited)          -          -          -            -           14,877        14,877
                  ---------  ---------  ---------  -----------   -----------    ----------

June 30, 2000
  (Unaudited)     1,903,853  $  19,039  $ 116,808  $     -0-     $     9,807    $  145,654
                  =========  =========  =========  ===========   ===========    ==========









                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the six months ended
                                                                      June 30,
                                                               2000            1999
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   14,877      $   18,968
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                5,230           5,340
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  1,638             797
    Prepaid Assets                                               1,463           2,627
    Deferred Tax Benefit                                         3,355           5,350
  Increase (decrease) in
    Accounts Payable                                            (1,058)          1,133
    Accrued Expenses & Deferred Income                           3,763           3,261
                                                            ----------      ----------
Net cash provided by operating activities                   $   29,268      $   37,476
                                                            ----------      ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (1,597)     $   (2,703)
                                                            ----------      ----------
Net cash used in investing activities                       $   (1,597)     $   (2,703)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $  (95,193)     $     -
                                                            ----------      ----------
Net cash provided by (used) in financing activities         $  (95,193)     $     -
                                                            ----------      ----------

Net increase (decrease) in cash                             $  (67,522)     $   34,773

Cash at beginning of period                                    144,600          96,069
                                                            ----------      ----------

Cash at end of period                                       $   77,078      $  130,842
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $      -0-      $     -0-
    Income Tax Paid                                         $      -0-      $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1999 and for the first six months of 2000).

(2) - LONG-TERM DEBT:

      There was no debt as of June 30, 2000 or December 31, 1999.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at June 30, 2000 and December 31, 1999:
                                               June 30,        December 31,
                                                 2000              1999

      Land, Buildings, Office Equipment
        and Furniture                        $     76,432       $   76,432
      Water, Plant and Equipment                  321,462          319,865
      CIAC, Net of Amortization                      (911)            (952)
                                             ------------       ----------
         Total Property and Equipment        $    396,983       $  395,345

      Less: Accumulated Depreciation             (311,664)        (306,393)
                                             ------------       ----------
         Net Property and Equipment          $     85,319       $   88,952
                                             ============       ==========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the six months ended June 30, 2000 and 1999.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month. The rent paid as of June 30, 2000 and 1999 was $3,180 and $3,085 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 2000       $  3,180
            December 31, 2001          6,360
            December 31, 2002          5,300
                                    --------
                    Total           $ 14,840
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995 and will expire June, 2000. The tenants of the five-year lease have informed management they will not resign the lease in July. Management is reviewing the options to either replace the tenant or put the property on the market for sale.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      The minimum payments under this lease are as follows:

                  2000                    $ 18,060
                  2001                       -0-
                  2002                       -0-
                  2003                       -0-
                  2004 and thereafter        -0-
                                          --------
                      Total Due           $ 18,060
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at June 30, 2000:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (55,004)
                                          --------
                                          $ 17,709
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           June 30,       December 31,
                                             2000            1999

      Net Operating Loss Carryforwards    $   9,485       $   27,717
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $   1,845       $    5,200

      Valuation Allowance                    (1,700)          (1,700)
                                          ---------       ----------
      Amount Per Balance Sheet            $     145       $    3,500
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                          June 30,       December 31,
                                            2000            1999

            Current                       $  -0-          $   -0-
            Deferred                      $  145          $   3,500


      Income Tax Expense Consisted of the following:

                                           June 30,       December 31,
                                             2000            1999

      Provision for income taxes:

            Federal Income Tax            $   2,625       $   7,425

            State Income Tax                    730           2,575
                                          ---------       ---------
                                          $   3,355       $  10,000
                                          =========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the six months ended June 30, 2000 and the year ended December 31, 1999 is:

                             June 30, 2000             December 31, 1999

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  6,200          34.00      $ 17,240         34.00
Surtax exemption         (3,575)        (19.60)      (10,200)       (20.11)
State income tax-
  net of federal
  tax benefits              730           4.00         2,575          5.08
Permanent differences
  and other                 -              -             385           .76
                       --------         ------      --------        ------
                       $  3,355          18.40      $ 10,000         19.73
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
                                                            ==========

(8) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash, cash equivalents, receivables and payables approximate fair values.

<REVIEW-REPORT>









ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2000 and the related consolidated condensed statements of operations for the three-month and six-month period ended June 30, 2000 and 1999, and the consolidated condensed statements of shareholders' equity for the period ended June 30, 2000 and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1999, were audited by us, and we expressed an unqualified opinion on them in our report dated January 20, 2000, but we have not performed any auditing procedures since that date.


                                          ARNOLD AND CO., P.A.


Ocala, Florida
July 2, 2000
</REVIEW-REPORT>

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

      Utility operating revenues increased .19% in the second quarter of 2000 to $74,042 up $140 over the second quarter of 1999. For the first six months utility operating revenues of $145,041 were $1,532 or 1.07% higher than the same period in 1999. The increase in revenues for the second quarter and year to date, are due primarily to an increase in water usage.

      The gross profit percentages for the second quarter and year to date of 2000 compared to the same periods of the prior year were maintained due to the stability in the number of customers.

      General and administrative expenses have increased, as a percentage of utility revenues due to a bonus given management. General and administrative expenses as a percentage of utility revenues were approximately 36.30% and 35.65% for the three and six month periods ended June 30, 2000 as compared to 26.35% and 32.89% for the comparable periods of 1999.

      Income (loss) from other operations decreased 252.53% in the second quarter of 2000 to $(2,741), down $4,538 from the second quarter of 1999. For the first six months income (loss) from other operations of $(2,621) was $4,488 or 240.39% lower than the same period in 1999. The decrease in revenues is due primarily to a decrease in interest income and a management bonus.

      General and administrative expenses from other operations have increased as a percentage of income from other operations due to office complex warehouse expenses for repairs and maintenance, electric and a management bonus. General and administrative expenses from other operations as a percentage of income from other operations were approximately 121.06% and 107.12% for the three and six month periods ended June 30, 2000 as compared to 77.23% and 85.16% for the comparable periods of 1999.

      Net income decreased 58.16% in the second quarter of 2000 to $6,265 down $8,708 over the second quarter of 1999. For the first six months, net income of $14,877 was $4,091 or 21.57% lower than the same period in 1999. The decrease in net income in the second quarter was due primarily to the bonus given management.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

      The Company maintains 49.91% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The company has been maintaining the water lines and meters on a regular basis.

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

      (a)  Annual Meeting of stockholders was held on June 24, 2000.

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