Form 10-Q
period 2000-09-30
HOLIDAY GULF HOMES INC
filed 2000-11-14
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 2000

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.


Common Stock, $.01 Par Value - 1,903,853 shares as of September 30, 2000.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - September 30, 2000 and
           December 31, 1999...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended September 30, 2000 and 1999 and for the
          nine months ended September 30, 2000 and 1999................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1998 and the
          nine months ended September 30, 2000.........................    7

        Consolidated Statements of Cash Flows - For the nine
          months ended September 30, 2000 and 1999.....................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                                PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                 2000             1999
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    322,274      $   319,865
  Less: Accumulated Depreciation                                (255,650)        (249,873)
  Less: CIAC, Net of Amortization of $435 in
        2000 and $373 in 1999                                        890             (952)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     65,734      $    69,040
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $58,654 in 2000 and
    $56,520 in 1999                                         $     17,778      $    19,912
                                                            ------------      -----------
Net Other Property & Investments                            $     17,778      $    19,912
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     81,049      $   144,600
  Accounts Receivable                                              4,481            4,421
  Prepaids                                                         1,118            2,773
  Other Receivables                                                1,245            5,713
  Deferred Tax Benefit                                               810            3,500
                                                            ------------      -----------
Total Current Assets                                        $     88,703      $   161,007
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035            2,035
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------

TOTAL ASSETS                                                $    174,250      $   251,994
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                2000              1999
                                                             (Unaudited)        (Audited)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 2000 and 1999                            $     19,039      $    19,039
  Paid-In-Capital                                                116,808          116,808
  Retained Earnings                                                6,989           90,123
                                                            ------------      -----------
Total Shareholders' Equity                                  $    142,836      $   225,970
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     22,835      $    19,304
  Accrued Liabilities & Other Liabilities                          5,083            5,223
  Deferred Income                                                  3,496            1,497
                                                            ------------      -----------
Total Current Liabilities                                   $     31,414      $    26,024
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    174,250      $   251,994
                                                            ============      ===========

















                   See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended    For the nine months ended
                                           September 30,                 September 30,
                                        2000           1999           2000           1999
                                            (Unaudited)                   (Unaudited)
OPERATING REVENUES
 Water                              $    34,809    $    36,008    $   107,992    $ 108,089
 Garbage                                 26,748         27,078         80,368       80,301
 Streetlights                             8,633          8,789         25,941       26,033
 Transfer & Reconnect Fees                  600            495          1,530        1,455
                                    -----------    -----------    -----------    ---------
Total Operating Revenues            $    70,790    $    72,370    $   215,831    $ 215,878
                                    -----------    -----------    -----------    ---------
COST OF SALES
 Garbage                            $    20,988    $    20,940    $    62,972    $  62,801
 Electric                                 1,260          1,263          4,174        4,362
 Streetlights                             3,653          3,589         10,858       10,765
 Other Costs                              8,870          8,650         25,123       26,350
                                    -----------    -----------    -----------    ---------
Total Cost of Sales                 $    34,771    $    34,442    $   103,127    $ 104,278
                                    -----------    -----------    -----------    ---------
Gross Profit                        $    36,019    $    37,928    $   112,704    $ 111,600

OPERATING EXPENSES
 Depreciation & Amortization        $     2,064    $     1,905    $     6,183    $   5,919
 General & Administrative                27,341         20,333         79,054       67,540
                                    -----------    -----------    -----------    ---------
Total Operating Expenses            $    29,405    $    22,238    $    85,237    $  73,459
                                    -----------    -----------    -----------    ---------
Operating Income                    $     6,614    $    15,690    $    27,467    $  38,141

OTHER INCOME
 Rental and Late Fees               $     1,189    $    10,200    $    21,619    $  29,938
 Interest                                   451          1,161          1,213        2,940
                                    -----------    -----------    -----------    ---------
Total Other Income                  $     1,640    $    11,361    $    22,832    $  32,878
                                    -----------    -----------    -----------    ---------
OTHER OPERATING EXPENSES
 General and Administrative         $    11,182    $     8,509    $    33,883    $  26,831
 Depreciation                               556            663          1,667        1,989
                                    -----------    -----------    -----------    ---------
Total Other Operating Expenses      $    11,738    $     9,172    $    35,550    $  28,820
                                    -----------    -----------    -----------    ---------
Other Net Income, on Non-Utility    $   (10,098)   $     2,189    $   (12,718)   $   4,058
                                    -----------    -----------    -----------    ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended    For the nine months ended
                                           September 30,                 September 30,
                                        2000           1999           2000           1999
                                            (Unaudited)                   (Unaudited)

Net Income Before Provision
  For Income Taxes                  $    (3,484)   $    17,879    $    14,749    $  42,199
                                    -----------    -----------    -----------    ---------

Provision For Income Taxes          $      (665)   $     3,610    $     2,690    $   8,960
                                    -----------    -----------    -----------    ---------

NET INCOME                          $    (2,819)   $    14,269    $    12,059    $  33,239
                                    ===========    ===========    ===========    =========



EARNINGS PER SHARE                  $     (.001)   $      .008    $      .006    $    .018
                                    ===========    ===========    ===========    =========


























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE NINE MONTHS ENDED
                                      SEPTEMBER 30, 2000
                                                APPROPRIATED UNAPPROPRIATED    TOTAL
                    COMMON STOCK       PAID IN    RETAINED      RETAINED    SHAREHOLDERS'
                   SHARES     AMOUNT   CAPITAL    EARNINGS      EARNINGS       EQUITY
December 31, 1998
  (Audited)       1,903,853 $  19,039 $ 116,808 $     12,403 $       49,426 $    197,676
                  --------- --------- --------- ------------ -------------- -------------
Repayment of
  Old Dividends        -         -         -         (10,055)          -         (10,055)

Record Payable to
  State for Dividends
  Unclaimed            -         -         -          (5,004)          -          (5,004)

Return of 1998
  Unclaimed  Dividends -         -         -           2,656           -           2,656

Net Income             -         -         -            -            40,697       40,697
                  --------- --------- --------- ------------ -------------- ------------

December 31, 1999
 (Audited)        1,903,853 $  19,039 $ 116,808 $      -0-   $       90,123 $    225,970

Payment of 2000
  Dividends            -         -         -            -           (95,193)     (95,193)

Net Income
  (Unaudited)          -         -         -            -            12,059       12,059
                  --------- --------- --------- ------------ -------------- ------------

September 30, 2000
  (Unaudited)     1,903,853 $  19,039 $ 116,808 $      -0-   $        6,989 $    142,836
                  ========= ========= ========= ============ ============== ============









                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the nine months ended
                                                                   September 30,
                                                                2000           1999
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $   12,059     $   33,239
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                7,850          7,908
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  4,408         (1,315)
    Prepaid Assets                                               1,655          3,820
    Deferred Tax Benefit                                         2,690          8,960
  Increase (decrease) in
    Accounts Payable                                             3,531          3,290
    Accrued Expenses & Deferred Income                           1,858            173
                                                            ----------     ----------
Net cash provided by operating activities                   $   34,051     $   56,075
                                                            ----------     ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (2,409)    $   (5,625)
                                                            ----------     ----------
Net cash used in investing activities                       $   (2,409)    $   (5,625)
                                                            ----------     ----------
Cash flows from financing activities
  Payment of Dividends                                      $  (95,193)    $     -
  Return of Unclaimed Dividends                                   -             2,656
                                                            ----------     ----------
Net cash provided by (used) in financing activities         $  (95,193)    $    2,656
                                                            ----------     ----------

Net increase (decrease) in cash                             $  (63,551)    $   53,106

Cash at beginning of period                                    144,600         96,069
                                                            ----------     ----------

Cash at end of period                                       $   81,049     $  149,175
                                                            ==========     ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $    -0-       $     -0-
    Income Tax Paid                                         $    -0-       $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 1999 and for the first nine months of 2000).

(2) - LONG-TERM DEBT:

      There was no debt as of September 30, 2000 or December 31, 1999.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at September 30, 2000 and December 31, 1999:
                                             September 30,      December 31,
                                                 2000               1999

      Land, Buildings, Office Equipment
        and Furniture                        $     76,432       $    76,432
      Water, Plant and Equipment                  322,274           319,865
      CIAC, Net of Amortization                      (890)             (952)
                                             ------------       -----------
         Total Property and Equipment        $    397,816       $   395,345

      Less: Accumulated Depreciation             (314,304)         (306,393)
                                             ------------       -----------
         Net Property and Equipment          $     83,512       $    88,952
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the nine months ended September 30, 2000 and 1999.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2000. The lease is $530 per month. The rent paid as of September 30, 2000 and 1999 was $4,770, and $4,627 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 2000       $  1,590
            December 31, 2001          6,360
            December 31, 2002          5,300
                                    --------
                    Total           $ 13,250
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995 and expired June, 2000. The tenants of the five year lease did not resign. Management is reviewing the options to either replace the tenant or put the property on the market for sale.

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
                                          ========

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at September 30, 2000:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (55,542)
                                          --------
                                          $ 17,171
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                         September 30,    December 31,
                                             2000            1999

      Net Operating Loss Carryforwards   $    12,968      $   27,717
                                         -----------      ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)     $     2,510      $    5,200

      Valuation Allowance                     (1,700)         (1,700)
                                         -----------      ----------
      Amount Per Balance Sheet           $       810      $    3,500
                                         ===========      ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                        September 30,    December 31,
                                            2000            1999

            Current                     $    -0-         $    -0-
            Deferred                    $      810       $    3,500


      Income Tax Expense Consisted of the following:

                                         September 30,    December 31,
                                             2000            1999

      Provision for income taxes:

            Federal Income Tax           $    2,150       $   7,425

            State Income Tax                    540           3,070
                                         ----------       ---------
                                         $    2,690       $  12,500
                                         ==========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the nine months ended September 30, 2000 and the year ended December 31, 1999 is:

                           September 30, 2000          December 31, 1999
                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  5,015          34.00      $ 20,435         34.00
Surtax exemption         (2,865)        (19.42)      (11,225)       (18.67)
State income tax-
  net of federal
  tax benefits              540           3.66         3,070          5.10
Permanent differences
  and other                -               -             220           .37
                       --------         ------      --------        ------
                       $  2,690          18.24      $ 12,500         20.80
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 1999 totaling $ 27,717 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired

                       1991                    2006         $    27,717
                                                            -----------
                       Total December 31, 1999              $    27,717
                                                            ===========


(8) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of cash and cash equivalents approximate fair values.

<REVIEW-REPORT>









ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 2000 and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated condensed statements of shareholders' equity for the period ended September 30, 2000 and the consolidated condensed statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 1999, were audited by us, and we expressed an unqualified opinion on them in our report dated January 20, 2000, but we have not performed any auditing procedures since that date.


                                          ARNOLD AND CO., P.A.

Ocala, Florida
October 11, 2000
</REVIEW-REPORT>
                                  16

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues decreased 2.18% in the third quarter of 2000 to $70,790 down $1,580 from the third quarter of 1999. For the first nine months utility operating revenues of $215,831 were $47 or .02% lower than the same period in 1999. The decrease in revenues for the third quarter and year to date, are due primarily to a decrease in water, garbage and streetlight usage.

       The gross profit percentage for the third quarter of 2000 compared to the same period of the prior year dropped by 1.53% due to the lower usage and slightly higher costs. However, the year to date gross profit percentage increased by .52% to 52.22% compared to 51.70% for the three quarters ended September 30, 1999. This increase was a result of lower costs for the nine months ended September 30, 2000.

       General and administrative expenses increased as a percentage of utility revenues due to a bonus to management. General and administrative expenses as a percentage of utility revenues were approximately 38.62% and 36.63% for the three and nine month periods ended September 30, 2000 as compared to 28.10% and 31.29% for the comparable periods of 1999.

       Income from other operations decreased 85.56% in the third quarter of 2000 to $1,640, down $9,721 over the third quarter of 1999. For the first nine months income from other operations of $22,832 was $10,046, or 30.56% lower than the same period in 1999. The decrease in revenues is due primarily to the loss of rental income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to a bonus to management and a decrease in rental income. General and administrative expenses from other operations as a percentage of income from other operations were approximately 681.83% and 148.40% for the three and nine month periods ended September 30, 2000 as compared to 74.89% and 81.61% for the comparable periods of 1998.

       Net income decreased 119.76% in the third quarter of 2000 to ($2,819) down $17,088, over the third quarter of 1999. For the first nine months, net income of $12,059 was $21,180 or 136.28% lower than the same period in 1999. The increase in net income in the third quarter was due primarily to the issuance of a management bonus. The decrease in net income for the nine months is primarily attributable to the bonus given to management and the decrease in rental income.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company maintains 50.90% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The company has been maintaining the water lines and meters on a regular basis.

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

   Dedication of Resources:

       The company purchased a new computer and updated software for appproximately $2,000 in 1999.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: _November 14, 2000_________     ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER