Form 10-K/A
period 1999-12-31
HOLIDAY GULF HOMES INC
filed 2000-12-28
CIK 82179

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

(9) - SEGMENT INFORMATION:

      Holiday Gulf Homes, Inc. operates two utility companies and a rental facility. The utility companies are reported as operating revenues and the rental property is reported as other income. Management has specified in the Consolidated Balance Sheets and Consolidated Statements of Income the breakdown of both the utility and rental properties.

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS

               1999    1998    1999    1998   1999   1998    1999    1998
              Water   Water Garbage Garbage Street Street
            Service Service Pick-Up Pick-Up Lights Lights  Totals  Totals

Revenues    141,718 137,899 107,362 107,362 34,764 34,784 283,844 280,045

Depreciation
 and
 Amortization 8,229   8,343       0       0      0      0   8,229   8,343

Segment
 Profit         906   2,626  18,883  24,356 16,400 16,090  36,189  43,072

Segment
 Assets     319,865 311,787       0       0      0      0 319,865 311,787

Expenditures
 for Segment
 Assets       8,078   9,764       0       0      0      0   8,078   9,764