Form 10-Q/A
period 2000-03-31
HOLIDAY GULF HOMES INC
filed 2000-12-28
CIK 82179

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


                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               March 31,     December 31,
                                                                 2000            1999
                                                             (Unaudited)       (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    320,867      $   319,865
  Less: Accumulated Depreciation                                (251,791)        (249,873)
  Less: CIAC, Net of Amortization of $ 393 in
        2000 and $373 in 1999                                       (932)           ( 952)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     68,144      $    69,040
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $57,232 in 2000 and
    $56,520 in 1999                                         $     19,201      $    19,912
                                                            ------------      -----------
Net Other Property & Investments                            $     19,201      $    19,912
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     68,652      $   144,600
  Accounts Receivable                                              3,557            4,421
  Prepaids                                                         2,041            2,773
  Other Receivables                                                4,450            5,713
  Deferred Tax Benefit                                             1,680            3,500
                                                            ------------      -----------
Total Current Assets                                        $     80,380      $   161,007
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035      $     2,035
  Deferred Tax Benefit                                              -0-              -0-
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------
TOTAL ASSETS                                                $    169,760      $   251,994
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

      The carrying value of cash, cash equivalents approximate fair values.

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

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS


            3/31/00 1999     3/31/00 1999    3/31/00 1999    3/31/00  1999
            Water   Water    Garbage Garbage Street  Street
            Service Service  Pick-Up Pick-Up Lights  Lights  Totals   Totals

Revenues     35,749 141,718  26,643  107,362  8,607  34,784   70,999 283,844

Depreciation
 and
 Amortization 2,054   8,229       0        0      0       0    2,054   8,229

Segment
 Profit        -300     906   4,139   18,883  4,671  16,400    8,510  36,189

Segment
 Assets     320,867 319,865       0        0      0       0  320,867 319,865

Expenditures
 for Segment
 Assets       1,003   8,078       0        0      0       0    1,003   8,078

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