Form 10-Q/A
period 2000-06-30
HOLIDAY GULF HOMES INC
filed 2000-12-28
CIK 82179

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

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS
            Six Mo  Year    Six Mo   Year    Six Mo  Year   Six Mo   Year
            Ended   Ended   Ended    Ended   Ended   Ended  Ended    Ended
            6/30/00 1999    6/30/00  1999    6/30/00 1999   6/30/00  1999
            Water   Water   Garbage  Garbage Street  Street
            Service Service Pick-Up  Pick-Up Lights  Lights Totals   Totals

Revenues     74,113 141,718 53,620   107,362 17,308  34,784 145,041 283,844

Depreciation
 and
 Amortization 4,118   8,229      0         0      0       0   4,118   8,229

Segment
 Profit        -733     906  9,494    18,883  8,267  16,400  17,028  36,189

Segment
 Assets     321,462 319,865      0         0      0       0 321,462 319,865

Expenditures
 for Segment
 Assets       1,597   8,078      0         0      0       0   1,597   8,078

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