Form 10-Q/A
period 2000-09-30
HOLIDAY GULF HOMES INC
filed 2000-12-28
CIK 82179

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

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 1999 and the
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



                                PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                 2000             1999
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    322,274      $   319,865
  Less: Accumulated Depreciation                                (255,650)        (249,873)
  Less: CIAC, Net of Amortization of $435 in
        2000 and $373 in 1999                                       (890)             (952)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     65,734      $    69,040
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $58,654 in 2000 and
    $56,520 in 1999                                         $     17,778      $    19,912
                                                            ------------      -----------
Net Other Property & Investments                            $     17,778      $    19,912
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     81,049      $   144,600
  Accounts Receivable                                              4,481            4,421
  Prepaids                                                         1,118            2,773
  Other Receivables                                                1,245            5,713
  Deferred Tax Benefit                                               810            3,500
                                                            ------------      -----------
Total Current Assets                                        $     88,703      $   161,007
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035            2,035
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     2,035
                                                            ------------      -----------

TOTAL ASSETS                                                $    174,250      $   251,994
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

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS

            Nine Mo Year    Nine Mo Year    Nine Mo  Year   Nine Mo  Year
            Ended   Ended   Ended   Ended   Ended    Ended  Ended    Ended
            9/30/00 1999    9/30/00 1999    9/30/00  1999   9/30/00  1999
            Water   Water   Garbage Garbage Street   Street
            Service Service Pick-Up Pick-Up Lights   Lights Totals   Totals

Revenues    109,522 141,718 80,368  107,362 25,941   34,784 145,041  283,844

Depreciation
 and
 Amortization 6,183   8,229      0        0      0        0   4,118    8,229

Segment
 Profit      -4,112     906 14,246   18,883 12,330   16,400  22,464   36,189

Segment
 Assets     322,274 319,865      0        0      0        0 322,274  319,865

Expenditures
 for Segment
 Assets       2,409   8,078      0        0      0        0   2,409    8,078

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

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to a bonus to management and a decrease in rental income. General and administrative expenses from other operations as a percentage of income from other operations were approximately 681.83% and 148.40% for the three and nine month periods ended September 30, 2000 as compared to 74.89% and 81.61% for the comparable periods of 1999.

       Net income decreased 119.76% in the third quarter of 2000 to ($2,819) down $17,088, over the third quarter of 1999. For the first nine months, net income of $12,059 was $21,180 or 136.28% lower than the same period in 1999. The decrease in net income in the third quarter and nine months was due primarily to the issuance of a management bonus and a decrease in rental income.

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