Form 10-K
period 2000-12-31
HOLIDAY GULF HOMES INC
filed 2001-03-30
CIK 82179

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004


                                  FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2000

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

                YES          X                    NO

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2000.


Common Stock, $.01 Par Value - 1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000.


Common Stock, $.01 Par Value - $ 149,043

                                    PART I
ITEM 1. BUSINESS

(a)  General Business

     The majority of revenues for the 2000, 1999, and 1998 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue.

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

Research and Development

     No money was spent by the Company during the years ended December 31, 2000, 1999, and 1998 on research activities.

Federal, State, and Local Regulations

     The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

Personnel

     The Company as of December 31, 2000, employed one person full time. The Company's employee is not represented by a union.

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

     (a) The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents and late fees totaled $22,796 for 2000, $40,161 for 1999, and $38,812 for 1998.

     (b) The Company owns five well lots where Crestridge Utility Corporation is located. These lots house the pumping station and wells.

     (c) The Company owns two well lots where Holiday Gardens Utilities, Inc. is located. These lots house the pumping station and wells.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Annual meeting of stockholders was held June 24, 2000 for the December 31, 1999 year.

     (b) Elected directors and executive officers for the upcoming 2000 year were:

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

                 None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf Homes, Inc. Common Stock at December 31, 2000 was 450.

     The Company distributed dividends of $95,193 in February, 2000, $95,192 in July, 1998, $95,193 in January, 1997, $95,193 in April, 1995, $95,192 in
April, 1993, $95,192 in October, 1990, $95,192 in December, 1989 and $95,192
in March, 1988. For the ten years prior to the 1988 dividend the Company had not made any distributions.


ITEM 6. SELECTED FINANCIAL DATA
                                 YEARS ENDED DECEMBER 31,
                                                                RESTATED
                      2000       1999       1998       1997       1996

Utility Revenues   $ 286,623  $ 283,844  $ 280,045  $ 280,803  $ 277,670

Net Income Before
  Provision For
  Income Taxes     $  20,395  $  50,697  $  60,104  $  57,137  $  58,110

Net Income Per
  Common Share
  Before Provision
  For Income Taxes $    .011  $    .027  $    .032  $    .030  $    .031

Net Income         $  18,266  $  40,697  $  47,604  $  45,237  $  46,092

Net Income Per
  Common Share     $    .010  $    .021  $    .025  $    .024  $    .024

Total Assets       $ 174,641  $ 251,994  $ 216,829  $ 262,781  $ 312,488

Long-Term Debt     $   -0-    $   -0-    $   -0-    $   -0-    $   -0-

Cash Dividends
  Declared Per
  Share            $    .050  $   -0-    $    .050  $    .050      -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

     The Company maintains 51% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. the Company has been maintaining the water lines and meters on a regular basis.

(b)  Results of Operations

     The majority of the revenues are generated by the utility companies. The companies completed a rate increase audit with the Public Service Commission in 1992. The new rates became effective in 1993.

     The rates increased in 2000, 1999 and 1998 due to indexing.

     Utility operating revenues increased .98% in 2000 to $286,623 up $2,779 from 1999. The revenues in 1999 increased 1.36% to $283,844 up $3,799 from 1998. The increase in 2000 was due primarily to rate increases in water revenues and usage.

     The gross profit percentages for the years 2000, 1999 and 1998 of 51.70%, 50.65% and 53.13%, respectively, were maintained due to the stability in the number of customers. The main difference in 1998 was due to one month free garbage service, due to a change in vendors.

     General and administrative expenses have increased as a percentage of utility revenues in 2000 compared to 1999 and 1998 as a result of increased expenditures for a bonus to management and an increase in stock agent fees. General and administrative expenses as a percentage of utility revenues were approximately 35.00% in 2000 as compared to 31.87% and 30.75% for 1999 and 1998.

     Income from other operations decreased 44.23% in 2000 to $24,414, down $20,049 from 1999 and increased 4.31% in 1999, up $1,836 over 1998. The decrease in revenues was due primarily to loss of a tenant in July, 2000.

     General and administrative expenses from other operations have increased as a percentage of income from other operations in 2000 compared to 1999, and 1998 as a result of an increase in management costs. General and administrative expenses from other operations as a percentage of income from other operations were approximately 179.23% in 2000 as compared to 87.39% and 86.44% for 1999 and 1998.

     Net income decreased 55.12% in 2000 to $18,266, down $22,431 from 1999 and decreased 14.51% in 1999, down $6,907 from 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(c)  Other Matters

     The Y2K Issue

     The Company installed a new computer and software during the 1999 year. The Company is up and running on the new system and has not encountered any Y2K problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

          Consolidated Balance Sheets - December 31, 2000 and 1999

          Consolidated Statements of Operations - Years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

          Notes to Consolidated Financial Statements - December 31, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME           AGE    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

       Linda Emerick         55     Director  and  President  of  Holiday-Gulf
                                    Homes,  Inc.  since  June  23, 1987.  Mrs.
                                    Emerick serves as Chief Executive Officer.
                                    Emerick  was  a  Director  and  Secretary-
                                    Treasurer  of Hillrow,  Inc.  July, 1966
                                    through June, 1989.   She  is  currently
                                    operating a consulting  and  management
                                    service.

      Thomas L. Burkett     63     Director and  Vice  President of  Holiday-
                                    Gulf Homes, Inc. since June 23, 1987. Mr.
                                    Burkett is  retired from 31 years District
                                    Sales Manager with Gehl Company of West
                                    Bend, WI. He is currently associated with Fraley Truck & Implement Sales, Inc., Rushville, IN.

      Ronnie L. Mohr        52     Director  and  Secretary  of  Holiday-Gulf
                                    Homes, Inc. since December 29, 1992.  Mr.
                                    Mohr has  been engaged  in farming for 37
                                    years and has  been a Director and Board
                                    Chairman of R & S Mohr Family Farms, Inc.
                                    since  1981.   He  is  on  the  Board  of
                                    Directors of Ag-One Coop, Inc.; Central
                                    Indiana  Power;  Wabash  Valley   Power
                                    Association, Inc.; and Land O'Lakes, Inc.

      Eileen M. Falla       54     Treasurer  of  Holiday-Gulf   Homes,  Inc.
                                    since June 23, 1987. Mrs. Falla has been employed by Holiday-Gulf Homes,Inc. since October, 1983 and is the Utilities Billing Clerk.

ITEM 11. EXECUTIVE COMPENSATION

     No executive officer of the Company received cash compensation in excess of $30,000.

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

     Each director is reimbursed for travel and other expenses related to attendance at directors' meetings. The directors receive a fee ranging from $4,200 to $30,000 per year.

     There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 2000, 1999 and 1998.

     There were no loans from directors as of December 31, 2000 and 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 2000, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits and financial statement schedules

     1.  Financial Statements

     Among responses to this ITEM 14 are the following financial statements which are incorporated herein by reference in ITEM 8 above:

            (  i)  Consolidated Balance Sheets - December 31, 2000 and 1999.

            ( ii) Consolidated Statements of Operations - Years ended December 31, 2000, 1999, and 1998.

            (iii) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999, and 1998.

            ( iv) Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998.

            (  v)  Notes to Consolidated Financial Statements - December 31,
                   2000.

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


Date: MARCH 30,2001


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


Date:

<AUDIT-REPORT>









INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

     We have audited the accompanying consolidated balance sheets of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




                                          ARNOLD AND CO., P.A.


January 23, 2001

</AUDIT-REPORT>

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2000 AND 1999
ASSETS


                                                                2000              1999
WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    322,987      $    319,865
  Less:  Accumulated Depreciation                               (257,487)         (249,873)
  Less:  CIAC, Net of Amortization of $456 in
         2000 and $373 in 1999                                      (869)             (952)
                                                            ------------      ------------
Net Water Plant & Equipment                                 $     64,631      $     69,040
                                                            ------------      ------------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $59,366 in 2000 and
    $56,520 in 1999                                         $     17,067      $     19,912
                                                            ------------      ------------
Net Other Property & Investments                            $     17,067      $     19,912
                                                            ------------      ------------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     76,188      $    144,600
  Accounts Receivable                                              6,130             4,421
  Prepaids                                                         4,215             2,773
  Other Receivables                                                1,465             5,713
  Deferred Tax Benefit                                             1,370             3,500
                                                            ------------      ------------
Total Current Assets                                        $     89,368      $    161,007
                                                            ------------      ------------
OTHER ASSETS

  Deposits and Prepaids                                     $      3,575      $      2,035
                                                            ------------      ------------
Total Other Assets                                          $      3,575      $      2,035
                                                            ------------      ------------

TOTAL ASSETS                                                $    174,641      $    251,994
                                                            ============      ============


   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2000 AND 1999
SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                2000              1999
SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 2000 and 1999                            $     19,039      $     19,039
  Paid-In-Capital                                                116,808           116,808
  Retained Earnings                                               13,196            90,123
                                                            ------------      ------------
Total Shareholders' Equity                                  $    149,043      $    225,970
                                                            ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                                          $     17,946      $     19,304
  Accrued Liabilities & Other Liabilities                          5,004             5,223
  Deferred Income                                                  2,648             1,497
                                                            ------------      ------------
Total Current Liabilities                                   $     25,598      $     26,024
                                                            ------------      ------------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    174,641      $    251,994
                                                            ============      ============
















   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                          2000                  1999                1998
OPERATING REVENUES
  Water                               $   142,800            $  139,708          $  135,994
  Garbage                                 107,126               107,362             107,362
  Streetlights                             34,747                34,764              34,784
  Transfer & Reconnect Fees                 1,950                 2,010               1,905
                                      -----------            ----------          ----------
Total Operating Revenues              $   286,623            $  283,844          $  280,045
                                      -----------            ----------          ----------

COST OF SALES
  Garbage                             $    83,953            $   83,762          $   76,706
  Electric                                  5,683                 5,641               5,893
  Streetlights                             14,506                14,359              14,419
  Other Costs                              34,106                36,317              34,239
                                      -----------            ----------          ----------
Total Cost of Sales                   $   138,248            $  140,079          $  131,257
                                      -----------            ----------          ----------

Gross Profit                          $   148,375            $  143,765          $  148,788


OPERATING EXPENSES
  Depreciation & Amortization         $     8,328            $    8,229          $    8,343
  General & Administration                100,308                90,447              86,123
                                      -----------            ----------          ----------
Total Operating Expenses              $   108,636            $   98,676          $   94,466
                                      -----------            ----------          ----------

Operating Income                      $    39,739            $   45,089          $   54,322


OTHER INCOME
  Rental and Late Fees                $    22,796            $   40,161          $   38,812
  Interest                                  2,001                 4,302               3,815
  Loss on Disposition of Assets              (383)                -0-                 -0-
                                      -----------            ----------          ----------
Total Other Income                    $    24,414            $   44,463          $   42,627
                                      -----------            ----------          ----------

   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                          2000                  1999                1998

OTHER OPERATING EXPENSES
  General and Administrative          $    41,535            $   36,183          $   33,966
  Depreciation                              2,223                 2,672               2,879
                                      -----------            ----------          ----------
Total Other Operating Expenses        $    43,758            $   38,855          $   36,845
                                      -----------            ----------          ----------

Other Net Income (Loss)               $   (19,344)           $    5,608          $    5,782
                                      -----------            ----------          ----------

Net Income Before Provision
    For Income Taxes                  $    20,395            $   50,697          $   60,104

PROVISION FOR INCOME TAXES            $     2,129            $   10,000          $   12,500
                                      -----------            ----------          ----------

NET INCOME                            $    18,266            $   40,697          $   47,604
                                      ===========            ==========          ==========


EARNINGS PER SHARE                    $      .010            $     .021          $     .025
                                      ===========            ==========          ==========



















   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                   APPROPRIATED UNAPPROPRIATED    TOTAL
                     COMMON STOCK       PAID IN     RETAINED      RETAINED    SHAREHOLDERS'
                  SHARES      AMOUNT    CAPITAL     EARNINGS      EARNINGS       EQUITY
December 31, 1997 1,903,853  $ 19,039  $ 164,396   $ 10,102     $  49,426      $ 242,963
                  ---------  --------  ---------   --------     ---------      ---------
Return of Unclaimed
  1997 Dividends       -         -          -         2,301          -             2,301

Payment of 1998
  Dividends (.05 Per
  Share)               -         -       (47,588)      -          (47,604)       (95,192)

Net Income             -         -          -          -           47,604         47,604
                  ---------  --------  ---------   --------     ---------      ---------
December 31, 1998 1,903,853  $ 19,039  $ 116,808   $ 12,403     $  49,426      $ 197,676
                  ---------  --------  ---------   --------     ---------      ---------
Repayment of Old
  Dividends            -         -          -       (10,055)         -           (10,055)

Record Payable to State
  for Dividends Unclaimed        -          -       ( 5,004)         -           ( 5,004)

Return of Unclaimed
  1998 Dividends       -         -          -         2,656          -             2,656

Net Income             -         -          -          -           40,697         40,697
                  ---------  --------  ---------   --------     ---------      ---------
December 31, 1999 1,903,853  $ 19,039  $ 116,808   $  -0-       $  90,123      $ 225,970
                  ---------  --------  ---------   --------     ---------      ---------
Payment of 2000
  Dividends            -         -          -          -          (95,193)       (95,193)

Net Income             -         -          -          -           18,266         18,266
                  ---------  --------  ---------   --------     ---------      ---------
                  1,903,853  $ 19,039  $ 116,808   $  -0-       $  13,196      $ 149,043
                  =========  ========  =========   ========     =========      =========





   "See accompanying summary of accounting policies and notes to financial statements."

                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                                    2000            1999            1998
Cash flows from operating activities
  Net Income                                     $   18,266      $   40,697       $  47,604
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and Amortization                   10,551          10,901          11,222
Change in assets and liabilities
  (Increase) decrease in
     Receivables                                      2,539          (1,353)            546
     Other Assets                                    (1,540)          -0-             1,187
     Prepaid Assets                                  (1,442)          2,089            (773)
     Deferred Tax Benefit (Note 7)                    2,130          10,000          12,500
  Increase (decrease) in
     Accounts Payable                                (1,358)          1,339            (267)
     Accrued Expenses, Deferred Income & Other
       Liabilities                                      932           5,532            (398)
                                                 ----------      ----------      ----------
Net cash provided by operating activities        $   30,078      $   69,205      $   71,621
                                                 ----------      ----------      ----------
Cash flows from investing activities
    Improvements to Utility Company Equipment    $   (3,680)     $   (8,078)     $   (9,764)
    Office Complex Improvements & Office              -0-              (193)         (2,375)
    Assets Retired                                      383           -0-             -0-
                                                 ----------      ----------      ----------
Net cash used in investing activities            $   (3,297)     $   (8,271)     $  (12,139)
                                                 ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                         $  (95,193)     $    -0-        $  (95,192)
    Return of Unclaimed Dividends                     -0-             2,656           2,301
    Payment of Unclaimed Dividends                    -0-           (15,059)          -0-
                                                 ----------      ----------      ----------
Net cash used in financing activities            $  (95,193)     $  (12,403)     $  (92,891)
                                                 ----------      ----------      ----------
Net increase (decrease) in cash                  $  (68,412)     $   48,531      $  (33,409)
Cash at beginning of year                        $  144,600      $   96,069      $  129,478
                                                 ----------      ----------      ----------
Cash at end of year                              $   76,188      $  144,600      $   96,069
                                                 ==========      ==========      ==========
Supplementary Disclosures of Cash Flow
  Information
    Interest Paid                                $    -0-        $    -0-        $    -0-
    Income Tax Paid                              $    -0-        $    -0-        $    -0-

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

Allocation of Dividends--

     To the extent dividends were paid in excess of current years earnings and profits and accumulated earnings and profits, they have been allocated against paid in capital.

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

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 2000, 1999 and 1998).

(2) - LONG-TERM DEBT:

     There was no debt at the end of 2000 or 1999.

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

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 2000 and December 31, 1999:

                                                2000              1999

        Land, Buildings, Office
          Equipment and Furniture           $     76,432      $     76,432
        Water, Plant and Equipment               322,987           319,865
        CIAC, Net of Amortization                   (869)             (952)
                                            ------------      ------------
            Total Property and Equipment    $    398,550      $    395,345
        Less: Accumulated Depreciation          (316,852)         (306,393)
                                            ------------      ------------
            Net Property and Equipment      $     81,698      $     88,952
                                            ============      ============


(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 2000 and 1999 years.

(6) - LEASES AND LEASE COMMITMENTS:

     The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month through October, 2002. The rent paid in 2000 was $6,360, 1999 was $6,201 and in 1998 was
$5,470.

     The following is a schedule of future minimum lease payments:

          December 31, 2001         $  6,360
          December 31, 2002            5,300
                                    --------
            Total                   $ 11,660
                                    ========


     The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five year lease which was renewed in June, 1995. The lease expired June, 2000.

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

     There are no  minimum payments under this lease.

     The rental real estate held for lease is located in New Port Richey, Florida. The company's investment in this rental property is as follows at December 31, 2000:

      Warehouse and Office Building        $ 29,323
      Improvements                           43,390
                                           --------
                                           $ 72,713

      Less: Accumulated Depreciation         56,081
                                           --------
                                           $ 16,632
                                           ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           2000        1999        1998

      Net Operating Loss Carryforwards $   6,752   $  27,717   $ 183,078
                                       ---------   ---------   ---------

      Applicable Tax Rate
           (15% Federal, 5.5% State)   $   1,370   $   5,200   $  37,200

      Valuation Allowance                  -0-        (1,700)    (23,700)
                                       ---------   ---------   ---------

      Amount Per Balance Sheet         $   1,370   $   3,500   $  13,500
                                       =========   =========   =========

                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)

    The provision (benefit) for income taxes consist of the following:

                                            2000       1999      1998

           Current                                     -0-       -0-
           Deferred                      $  2,129   $ 10,000  $ 12,500


    Income Tax Expense Consisted of the following:

                                            2000       1999      1998

    Provision for income taxes:

           Federal Income Tax            $  3,025   $  7,425  $  9,430

           State Income Tax                   885      2,575     3,070

           Deferred Tax
             Benefit                       (1,781)     -0-       -0-
                                         --------   --------  --------
                                         $  2,129   $ 10,000  $ 12,500
                                         ========   ========  ========


    The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense is:

                             2000              1999              1998
                        AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

    Tax at U.S.
      Statutory rates $  6,940    34.00  $ 17,240   34.00  $ 20,435   34.00
    Surtax exemption   ( 4,137)  (20.28)  (10,200) (20.11)  (11,225) (18.67)
    State income tax-
      net of federal
      tax benefits         885     4.34     2,575    5.08     3,070    5.10
    Permanent
      differencies
      and other            222     1.09       385     .76       220     .37
    Deferred Tax
      Benefit          ( 1,781)  ( 8.71)       -       -         -       -
                      --------    -----  --------   -----  --------   -----
                      $  2,129    10.44  $ 10,000   19.73  $ 12,500   20.80
                      ========    =====  ========   =====  ========   =====

                    HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - INCOME TAXES: (CONTINUED)


Operating Loss Carryforwards--

     The Company has loss carryforwards totaling $ 6,752 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                        Year                    Year
                     Originated               Expired

                        1991                    2006        $   6,752
                                                            ---------
                                                            $   6,752
                                                            =========

(8) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of financial instruments approximate fair values.


(9) - SEGMENT INFORMATION:

      Holiday Gulf Homes, Inc. operates two utility companies and a rental facility. The utility companies are reported as operating revenues and the rental property is reported as other income. Management has specified in the Consolidated Statements of Income the breakdown of both the utility and rental properties.

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS


                                  2000             1999           1998

REVENUES
   Water and Reconnect and
       Transfer Fees          $ 144,750        $ 141,718      $ 137,899
   Garbage Pick-up              107,126          107,362        107,362
   Street Lights                 34,747           34,764         34,784
                              ---------        ---------      ---------
      TOTAL                   $ 286,623        $ 283,844      $ 280,045
                              =========        =========      =========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) - SEGMENT INFORMATION: (CONTINUED)


                                  2000             1999           1998


DEPRECIATION &
 AMORTIZATION
  Water                       $   8,328        $   8,229      $   8,343
  Garbage Pick-up                 -0-              -0-            -0-
  Street Lights                   -0-              -0-            -0-
                              ---------        ---------      ---------
      TOTAL                   $   8,328        $   8,229      $   8,343
                              =========        =========      =========
SEGMENT PROFIT
  Water                       $  (3,839)       $     906      $   2,626
  Garbage Pick-up                21,920           18,883         24,356
  Street Lights                  19,146           16,400         16,090
                              ---------        ---------      ---------
      TOTAL                   $  37,227        $  36,189      $  43,072
                              =========        =========      =========
SEGMENT ASSETS
  Water                       $ 322,987        $ 319,865      $ 311,787
  Garbage Pick-up                 -0-              -0-            -0-
  Street Lights                   -0-              -0-            -0-
                              ---------        ---------      ---------
      TOTAL                   $ 322,987        $ 319,865      $ 311,787
                              =========        =========      =========
EXPENDITURES FOR
 SEGMENT ASSETS
  Water                       $   3,680        $   8,078      $   9,764
  Garbage Pick-up                 -0-              -0-            -0-
  Street Lights                   -0-              -0-            -0-
                              ---------        ---------      ---------
      TOTAL                   $   3,680        $   8,078      $   9,764
                              =========        =========      =========