Form 10-Q
period 2001-03-31
HOLIDAY GULF HOMES INC
filed 2001-05-14
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2001

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.


Common Stock, $.01 Par Value - 1,903,853 shares as of March 31, 2001.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER


Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 2001 and
           December 31, 2000...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended March 31, 2001 and 2000 and for the
          years ended December 31, 2000 and 1999 ......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 2000 and the
          three months ended March 31, 2001............................    7

        Consolidated Statements of Cash Flows - For the three
          months ended March 31, 2001 and 2000.........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21


                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               March 31,     December 31,
                                                                 2001            2000
                                                             (Unaudited)       (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    324,179      $   322,987
  Less: Accumulated Depreciation                                (259,396)        (257,487)
  Less: CIAC, Net of Amortization of $476 in
        2001 and $456 in 2000                                       (849)            (869)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     63,934      $    64,631
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $59,899 in 2001 and
    $59,366 in 2000                                         $     17,074      $    17,067
                                                            ------------      -----------
Net Other Property & Investments                            $     17,074      $    17,067
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     82,373      $    76,188
  Accounts Receivable                                              6,209            6,130
  Prepaids                                                         3,517            4,215
  Other Receivables                                                  300            1,465
  Deferred Tax Benefit                                               485            1,370
                                                            ------------      -----------
Total Current Assets                                        $     92,884      $    89,368
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      3,190      $     3,575
                                                            ------------      -----------
Total Other Assets                                          $      3,190      $     3,575
                                                            ------------      -----------

TOTAL ASSETS                                                $    177,082      $   174,641
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                               March 31,     December 31,
                                                                 2001             2000
                                                             (Unaudited)       (Audited)


SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 2001 and 2000                            $    19,039       $    19,039
  Paid-In-Capital                                               116,808           116,808
  Retained Earnings                                              17,990            13,196
                                                            -----------       -----------
Total Shareholders' Equity                                  $   153,837       $   149,043
                                                            -----------       -----------
CURRENT LIABILITIES

  Accounts Payable                                          $    14,567       $    17,946
  Accrued Liabilities & Other Liabilities                         5,004             5,004
  Deferred Income                                                 3,674             2,648
                                                            -----------       -----------
Total Current Liabilities                                   $    23,245       $    25,598
                                                            -----------       -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $   177,082       $   174,641
                                                            ===========       ===========













                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended      For the years ended
                                             March 31,                   December 31,
                                       2001            2000          2000         1999
                                           (Unaudited)                     (Audited)
OPERATING REVENUES
 Water                              $    34,822    $    35,314    $  142,800   $  139,708
 Garbage                                 26,757         26,643       107,126      107,362
 Streetlights                             8,636          8,607        34,747       34,764
 Transfer & Reconnect Fees                  480            435         1,950        2,010
                                    -----------    -----------    ----------   ----------
Total Operating Revenues            $    70,695    $    70,999    $  286,623   $  283,844
                                    -----------    -----------    ----------   ----------
COST OF SALES
 Garbage                            $    20,981    $    20,982    $   83,953   $   83,762
 Electric                                 1,480          1,406         5,683        5,641
 Streetlights                             3,677          3,603        14,506       14,359
 Other Costs                              8,401          7,803        34,106       36,317
                                    -----------    -----------    ----------   ----------
Total Cost of Sales                 $    34,539    $    33,794    $  138,248   $  140,079
                                    -----------    -----------    ----------   ----------
Gross Profit                        $    36,156    $    37,205    $  148,375   $  143,765

OPERATING EXPENSES
 Depreciation & Amortization        $     1,956    $     2,054    $    8,328   $    8,229
 General & Administration                22,413         24,840       100,308       90,447
                                    -----------    -----------    ----------   ----------
Total Operating Expenses            $    24,369    $    26,894    $  108,636   $   98,676
                                    -----------    -----------    ----------   ----------
Operating Income                    $    11,787    $    10,311    $   39,739   $   45,089

OTHER INCOME
 Rental and Late Fees               $     1,208    $    10,210    $   22,796   $   40,161
 Interest                                   802            605         2,001        4,302
 Loss on Disposition of Assets            -0-            -0-            (383)       -0-
                                    -----------    -----------    ----------   ----------
Total Other Income                  $     2,010    $    10,815    $   24,414   $   44,463
                                    -----------    -----------    ----------   ----------
OTHER OPERATING EXPENSES
 General and Administrative         $     7,652    $    10,139    $   41,535   $   36,183
 Depreciation                               466            556         2,223        2,672
                                    -----------    -----------    ----------   ----------
Total Other Operating Expenses      $     8,118    $    10,695    $   43,758   $   38,855
                                    -----------    -----------    ----------   ----------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the three months ended      For the years ended
                                             March 31,                   December 31,
                                       2001            2000          2000         1999
                                           (Unaudited)                     (Audited)

Other Net Income, on Non-Utility    $    (6,108)   $       120    $  (19,344)  $    5,608
                                    -----------    -----------    ----------   ----------
Net Income Before Provision
  For Income Taxes                  $     5,679    $    10,431    $   20,395   $   50,697
                                    -----------    -----------    ----------   ----------

Provision For Income Taxes          $       885    $     1,820    $    2,129   $   10,000
                                    -----------    -----------    ----------   ----------

NET INCOME                          $     4,794    $     8,611    $   18,266   $   40,697
                                    ===========    ===========    ==========   ==========


EARNINGS PER SHARE                  $      .003    $      .005    $     .010   $     .021
                                    ===========    ===========    ==========   ==========
























                      See accompanying notes and accountants' report.

                        HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE THREE MONTHS ENDED
                                      MARCH 31, 2001


                                                  APPROPRIATED  UNAPPROPRIATED     TOTAL
                     COMMON STOCK        PAID IN    RETAINED       RETAINED     SHAREHOLDERS'
                   SHARES     AMOUNT     CAPITAL    EARNINGS       EARNINGS        EQUITY
December 31, 1999
  (Audited)       1,903,853  $  19,039  $ 116,808 $     -0-     $     90,123    $    225,970
                  ---------  ---------  --------- ------------  ------------    ------------
Payment of 2000
  Dividends           -         -          -             -           (95,193)        (95,193)

Net Income            -         -          -             -            18,266          18,266

December 31, 2000 ---------  ---------  --------- ------------  ------------    ------------
  (Audited)       1,903,853  $  19,039  $ 116,808 $     -0-     $     13,196    $    149,043
                  ---------  ---------  --------- ------------  ------------    ------------

Net Income
  (Unaudited)         -         -          -             -             4,794           4,794

March 31, 2001    ---------  ---------  --------- ------------  ------------    ------------
  (Unaudited)     1,903,853  $  19,039  $ 116,808 $    -0-      $     17,990    $    153,837
                  =========  =========  ========= ============  ============    ============


















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the three months ended
                                                                      March 31,
                                                               2001            2000
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    4,794      $    8,611
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                2,422           2,610
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  1,086           2,127
    Prepaid Assets                                               1,083             732
    Deferred Tax Benefit                                           885           1,820
  Increase (decrease) in
    Accounts Payable                                            (3,379)          3,055
    Accrued Expenses, Deferred Income & Other
      Liabilities                                                1,026           1,293
                                                            ----------      ----------
Net cash provided by operating activities                   $    7,917      $   20,248
                                                            ----------      ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (1,192)     $   (1,003)
  Office Complex Improvements & Office                            (540)          -0-
                                                            ----------      ----------
Net cash used in investing activities                       $   (1,732)     $   (1,003)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $     -0-       $  (95,193)
                                                            ----------      ----------
Net cash provided by (used in) financing activities         $     -0-       $  (95,193)
                                                            ----------      ----------

Net increase (decrease) in cash                             $    6,185      $  (75,948)

Cash at beginning of period                                     76,188         144,600
                                                            ----------      ----------
Cash at end of period                                       $   82,373      $   68,652
                                                            ==========      ==========
Supplementary Disclosures of Cash Flow Information
  Interest Paid                                             $    -0-        $    -0-
  Income Tax Paid                                           $    -0-        $    -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 2000 and for the first three months of 2001).

(2) - LONG-TERM DEBT:

      There was no debt as of March 31, 2001 or December 31, 2000.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at March 31, 2001 and December 31, 2000:
                                              March 31,       December 31,
                                                2001              2000

      Land, Buildings, Office
         Equipment and Furniture            $     76,973      $     76,432
      Water, Plant and Equipment                 324,179           322,987
      CIAC, Net of Amortization                     (849)             (869)
                                            ------------      ------------
         Total Property and Equipment       $    400,303      $    398,550

      Less: Accumulated Depreciation            (319,296)         (316,852)
                                            ------------      ------------
         Net Property and Equipment         $     81,007      $     81,698
                                            ============      ============

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the three months ended March 31, 2001 and 2000.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month, through October, 2002. The rent paid as of March 31, 2001 and 2000 was $1,590, and $1,590 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 2001       $  4,770
            December 31, 2002          5,300
                                    --------
                    Total           $ 10,070
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

      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at March 31, 2001:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (56,530)
                                          --------
                                          $ 16,183
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                          March 31,       December 31,
                                            2001              2000

      Net Operating Loss Carryforwards    $   2,400       $      6,752
                                          ---------       ------------

      Applicable Tax Rate
        (15% Federal, 5.5% State)         $     485       $      1,370

      Valuation Allowance                      -0-                -0-
                                          ---------       ------------
      Amount Per Balance Sheet            $     485       $      1,370
                                          =========       ============

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                         March 31,       December 31,
                                            2001            2000

            Current                      $    -0-        $       -0-
            Deferred                     $     485       $      1,370


      Income Tax Expense Consisted of the following:

                                         March 31,       December 31,
                                            2001            2000

      Provision for income taxes:

            Federal Income Tax           $     845       $      3,025

            State Income Tax                    40                885

            Deferred Tax Benefit              -0-              (1,781)
                                         ---------       ------------
                                         $     885       $      2,129
                                         =========       ============

      The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense for the three months ended March 31, 2001 and the year ended December 31, 2000 is:

                            March 31, 2001             December 31, 2000
                        AMOUNT         PERCENT       AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $ 1,930           34.00      $  6,940         34.00
Surtax exemption        (1,085)         (19.10)       (4,137)       (20.28)
State income tax-
  net of federal
  tax benefits              40             .70           885          4.34
Permanent differences
  and other                -0-             -0-           222          1.09
Deferred Tax Benefit       -0-             -0-        (1,781)        (8.71)
                       -------          ------      --------        ------
                       $   885           15.60      $  2,129         10.44
                       =======          ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has loss carryforwards at December 31, 2000 totaling $6,752 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired
                       1991                    2006         $    6,752
                                                            ----------
                                                            $    6,752
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

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS

           3/31/01   2000      3/31/01 2000    3/31/01 2000   3/31/01  2000
           Water     Water     Garbage Garbage Street  Street
           Service   Service   Pick-Up Pick-Up Lights  Lights Totals  Totals

Revenues     35,302  144,750  26,757  107,126   8,636 34,747  70,695  286,623

Depreciation
 and
 Amortization 1,956   8,328        0        0       0      0   1,956    8,328

Segment
 Profit         973  (3,839)   5,342   21,920   4,587 19,146  10,902   37,227

Segment
 Assets     324,179 322,987        0        0       0      0 324,179  322,987

Expenditures
 for Segment
 Assets       1,192   3,680        0        0       0      0   1,192    3,680

ACCOUNTANTS' REPORT
To the Board of Directors
Holiday Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 2001 and the related consolidated condensed statements of operations for the three months then ended March 31, 2001 and 2000, and the consolidated condensed statements of shareholders' equity for the period ended March 31, 2001 and the consolidated condensed statement of cash flows for the three month periods ended March 31, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2001 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 2000, were audited by us, and we expressed an unqualified opinion on them in our report dated January 23, 2001, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.


Ocala, Florida
May 8, 2001

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues decreased .43% in the first quarter of 2001 to $70,695 down $304 over the first quarter of 2000. For the year ended December 31, 2000 utility operating revenues of $286,623 were $2,779 or .98% higher than the year ended December 31, 1999. The year increase in revenues was due to an increase in water usage and a rate increase.

       The gross profit percentages for the first quarter of 2001 decreased due to an increase in special water tests. The gross profit for the year ended December 31, 2000 compared to the prior year was more, due to a slightly larger use of water.

       General and administrative expenses have decreased, due to management controlling costs, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 31.70% and 34.99% for the three month periods ended March 31, 2001 and 2000. For the years ended December 31, 2000 and 1999 the general and administrative expenses as a percentage of utility revenues were 35.00% and 31.87%.

       Income from other operations decreased 81.42% in the first quarter of 2001 to $2,010, down $8,805 from the first quarter of 2000. For the year ended December 31, 2000 income from other operations of $24,414 was $20,049 or 45.09% lower than the same period in 1999. The decrease in revenues was due primarily to a loss of a tenant in July, 2000.

       General and administrative expenses from other operations have increased as a percentage of income from other operations. General and administrative expenses from other operations as a percentage of income from other operations were approximately 380.70% and 93.75% for the three month periods ended March 31, 2001 and 2000. General and administrative expenses as of percentage of income from other operations for the years ended December 31, 2000 and 1999, were 170.13% and 81.38%

       Net income decreased 44.33% in the first quarter of 2001 to $4,794 down $ 3,817 from the first quarter of 2000. For the year ended December 31, 2000, net income of $18,266 was $22,431 or 55.12% lower than the same period in 1999.

                 HOLIDAY GULF HOMES, INC. AND SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company maintains 52.5% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The company has been maintaining the water lines and meters on a regular basis.

OTHER MATTERS:

  The Y2K Issue:

      The Company installed a new computer and software during the 1999 year. The Company is up and running on the new system and has not encountered any Y2K problems.

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

       There were no reportable events for the quarter ended March 31, 2001 nor have there been any material developments during the quarter.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: ___May 14, 2001_____________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER