Form 10-Q
period 2001-06-30
HOLIDAY GULF HOMES INC
filed 2001-08-15
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2001

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.


Common Stock, $.01 Par Value - 1,903,853 shares as of June 30, 2001.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - June 30, 2001 and
          December 31, 2000...........................................   3-4

        Consolidated Statements of Operations - For the three
          months ended June 30, 2001 and 2000 and for the
          six months ended June 30, 2000 and 1999......................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 2000 and the
          six months ended June 30, 2001...............................    7

        Consolidated Statements of Cash Flows - For the six
          months ended June 30, 2001 and 2000..........................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.............................................    19

Item 2. Changes in Securities.........................................    19

Item 3. Defaults upon Senior Securities...............................    19

Item 4. Submission of Matters to a Vote of Security Holders...........    19

Item 5. Other Information.............................................    19

Item 6. Exhibits and Reports on Form 8-K..............................    20


SIGNATURES                                                                21



                                PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                               June 30,       December 31,
                                                                 2001             2000
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    324,179      $   322,987
  Less: Accumulated Depreciation                                (261,306)        (257,487)
  Less: CIAC, Net of Amortization of $497 in
        2001 and $456 in 2000                                       (828)            (869)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     62,045      $    64,631
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $60,432 in 2001 and
    $59,366 in 2000                                         $     16,541      $    17,067
                                                            ------------      -----------
Net Other Property & Investments                            $     16,541      $    17,067
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     93,938      $    76,188
  Accounts Receivable                                              6,114            6,130
  Prepaids                                                         3,412            4,215
  Other Receivables                                                  520            1,465
  Deferred Tax Benefit                                               160            1,370
                                                            ------------      -----------
Total Current Assets                                        $    104,144      $    89,368
                                                            ------------      -----------
OTHER ASSETS

  Deposits & Prepaids                                       $      2,035      $     3,575
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     3,575
                                                            ------------      -----------

TOTAL ASSETS                                                $    184,765      $   174,641
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                              June 30,        December 31,
                                                                2001              2000
                                                             (Unaudited)        (Audited)

SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 2001 and 2000                            $     19,039      $    19,039
  Paid-In-Capital                                                116,808          116,808
  Retained Earnings                                               19,231           13,196
                                                            ------------      -----------
Total Shareholders' Equity                                  $    155,078      $   149,043
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     19,126      $    17,946
  Accrued Liabilities & Other Liabilities                          5,004            5,004
  Deferred Income                                                  5,557            2,648
                                                            ------------      -----------
Total Current Liabilities                                   $     29,687      $    25,598
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    184,765      $   174,641
                                                            ============      ===========
















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three months ended     For the six months ended
                                            June 30,                       June 30,
                                       2001            2000           2001           2000
                                            (Unaudited)                    (Unaudited)
OPERATING REVENUES
 Water                             $    35,714    $    37,869     $    70,537   $  73,183
 Garbage                                26,661         26,977          53,418      53,620
 Streetlights                            8,613          8,701          17,248      17,308
 Transfer & Reconnect Fees                 480            495             960         930
                                   -----------    -----------     -----------   ---------
Total Operating Revenues           $    71,468    $    74,042     $   142,163   $ 145,041
                                   -----------    -----------     -----------   ---------
COST OF SALES
 Garbage                           $    20,988    $    21,002     $    41,970   $  41,984
 Electric                                1,621          1,508           3,101       2,914
 Streetlights                            3,708          3,603           7,384       7,205
 Other Costs                             8,008          8,450          16,409      16,254
                                   -----------    -----------     -----------   ---------
Total Cost of Sales                $    34,325    $    34,563     $    68,864   $  68,357
                                   -----------    -----------     -----------   ---------
Gross Profit                       $    37,143    $    39,479     $    73,299   $  76,684

OPERATING EXPENSES
 Depreciation & Amortization       $     1,965    $     2,064     $     3,922   $   4,118
 General & Administration               26,184         26,874          48,596      51,713
                                   -----------    -----------     -----------   ---------
Total Operating Expenses           $    28,149    $    28,938     $    52,518   $  55,831
                                   -----------    -----------     -----------   ---------
Operating Income                   $     8,994    $    10,541     $    20,781   $  20,853

OTHER INCOME
 Rental and Late Fees              $     1,176    $    10,220     $     2,385   $  20,430
 Interest                                  718            157           1,520         762
                                   -----------    -----------     -----------   ---------
Total Other Income                 $     1,894    $    10,377     $     3,905   $  21,192
                                   -----------    -----------     -----------   ---------
OTHER OPERATING EXPENSES
 General and Administrative        $     8,865    $    12,562     $    16,518   $  22,701
 Depreciation                              457            556             923       1,112
                                   -----------    -----------     -----------   ---------
Total Other Operating Expenses     $     9,322    $    13,118     $    17,441   $  23,813
                                   -----------    -----------     -----------   ---------
Other Net Income(Loss)-Non Utility $    (7,428)   $    (2,741)    $   (13,536)  $  (2,621)
                                   -----------    -----------     -----------   ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the three months ended     For the six months ended
                                            June 30,                       June 30,
                                       2001            2000           2001          2000
                                           (Unaudited)                    (Unaudited)

Net Income Before Provision
 For Income Taxes                  $     1,566    $     7,800     $     7,245   $  18,232
                                   -----------    -----------     -----------   ---------

Provision For Income Taxes         $       325    $     1,535     $     1,210   $   3,355
                                   -----------    -----------     -----------   ---------

NET INCOME                         $     1,241    $     6,265     $     6,035   $  14,877
                                   ===========    ===========     ===========   =========



EARNINGS PER SHARE                 $      .001    $      .003     $      .003   $    .008
                                   ===========    ===========     ===========   =========


























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE SIX MONTHS ENDED
                                      JUNE 30, 2001
                                                   APPROPRIATED  UNAPPROPRIATED    TOTAL
                     COMMON STOCK        PAID IN     RETAINED       RETAINED    SHAREHOLDERS'
                   SHARES      AMOUNT    CAPITAL     EARNINGS       EARNINGS       EQUITY
December 31, 1999
  (Audited)       1,903,853  $  19,039  $ 116,808  $    -0-      $    90,123    $  225,970
                  ---------  ---------  ---------  -----------   -----------    ----------
Payment of 2000
  Dividends            -          -          -           -           (95,193)      (95,193)

Net Income             -          -          -           -            18,266        18,266

December 31, 2000 ---------  ---------  ---------  -----------   -----------    ----------
 (Audited)        1,903,853  $  19,039  $ 116,808  $    -0-      $    13,196    $  149,043
                  ---------  ---------  ---------  -----------   -----------    ----------

Net Income
 (Unaudited)           -          -          -           -             6,035         6,035

June 30, 2001     ---------  ---------  ---------  -----------   -----------    ----------
 (Unaudited)      1,903,853  $  19,039  $ 116,808  $    -0-      $    19,231    $  155,078
                  =========  =========  =========  ===========   ===========    ==========




















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the six months ended
                                                                      June 30,
                                                               2001            2000
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    6,035      $   14,877
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                4,845           5,230
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                    960           1,638
    Prepaid Assets                                               2,343           1,463
    Deferred Tax Benefit                                         1,210           3,355
  Increase (decrease) in
    Accounts Payable                                             1,180          (1,058)
    Accrued Expenses & Deferred Income                           2,909           3,763
                                                            ----------      ----------
Net cash provided by operating activities                   $   19,482      $   29,268
                                                            ----------      ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (1,192)     $   (1,597)
  Office Complex Improvements & Office                            (540)           -
                                                            ----------      ----------
Net cash used in investing activities                       $   (1,732)     $   (1,597)
                                                            ----------      ----------
Cash flows from financing activities
  Payment of Dividends                                      $     -         $  (95,193)
                                                            ----------      ----------
Net cash provided by (used) in financing activities         $     -         $  (95,193)
                                                            ----------      ----------

Net increase (decrease) in cash                             $   17,750      $  (67,522)

Cash at beginning of period                                     76,188         144,600
                                                            ----------      ----------

Cash at end of period                                       $   93,938      $   77,078
                                                            ==========      ==========

Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $     -0-       $     -0-
    Income Tax Paid                                         $     -0-       $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 2000 and for the first six months of 2001).

(2) - LONG-TERM DEBT:

      There was no debt as of June 30, 2001 or December 31, 2000.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at June 30, 2001 and December 31, 2000:
                                               June 30,        December 31,
                                                 2001              2000

      Land, Buildings, Office Equipment
        and Furniture                        $     76,973       $   76,432
      Water, Plant and Equipment                  324,179          322,987
      CIAC, Net of Amortization                      (828)            (869)
                                             ------------       ----------
        Total Property and Equipment         $    400,324       $  398,550

      Less: Accumulated Depreciation             (321,738)        (316,852)
                                             ------------       ----------
        Net Property and Equipment           $     78,586       $   81,698
                                             ============       ==========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the six months ended June 30, 2001 and 2000.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month. The rent paid as of June 30, 2001 and 2000 was $3,180 and $3,180 respectively.

      The following is a schedule of future minimum lease payments:

            December 31, 2001       $  3,180
            December 31, 2002          5,300
                                    --------
                    Total           $  8,480
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995 and will expire June, 2000. The property is currently listed for rent or sale.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      There are no payments under this lease.

      The rental real estate held for lease is located in New Port Richey Florida. The company's investment in this rental property is as follows at June 30, 2001:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (56,978)
                                          --------
                                          $ 15,735
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           June 30,       December 31,
                                             2001            2000

      Net Operating Loss Carryforwards    $     789       $    6,752
                                          ---------       ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)      $     160       $    1,370

      Valuation Allowance                      -                -
                                          ---------       ----------
      Amount Per Balance Sheet            $     160       $    1,370
                                          =========       ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                          June 30,       December 31,
                                            2001            2000

            Current                       $  -            $   -
            Deferred                      $   160         $  1,370


      Income Tax Expense Consisted of the following:

                                           June 30,       December 31,
                                             2001            2000

      Provision for income taxes:

            Federal Income Tax            $   1,087       $   3,025

            State Income Tax                    123             885

            Deferred Tax Benefit               -             (1,781)
                                          ---------       ---------
                                          $   1,210       $   2,129
                                          =========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the six months ended June 30, 2001 and the year ended December 31, 2000 is:

                             June 30, 2001             December 31, 2000

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  2,463          34.00      $  6,940         34.00
Surtax exemption         (1,376)        (19.00)       (4,137)       (20.28)

State income tax-
  net of federal
  tax benefits              123           1.70           885          4.34
Permanent differences
  and other                -               -             222          1.09
Deferred Tax Benefit       -               -          (1,781)        (8.71)
                       --------         ------      --------        ------
                       $  1,210          16.70      $  2,129         10.44
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

      The Company has loss carryforwards at December 31, 2000 totaling $789 that may be offset against future taxable income. If not used, the carryforward will expire as follows:

                       Year                    Year
                    Originated                Expired
                       1991                    2006         $ 789
                                                            -----
                                                            $ 789
                                                            =====

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

Disclosure of Segment Profit and Segment Assets:

             6/30/01 2000    6/30/01 2000    6/30/01 2000   6/30/01 2000
             Water   Water   Garbage Garbage Street  Street Totals  Totals
             Service Service Pick-Up Pick-Up Lights  Lights

Revenues     71,497  144,750 53,418  107,126 17,248  34,747 142,163 286,623

Depreciation  3,922    8,328   -        -      -       -      3,922   8,328
 & Amortization

Segment
 Profit        (442)  (3,839) 9,536   21,920  8,217  19,146  17,311  37,227

Segment
 Assets     324,179  322,987   -        -      -       -    324,179 322,987

Expenditures
 for Segment
 Assets       1,192    3,680   -        -      -       -      1,192   3,680

ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2001 and the related consolidated condensed statements of operations for the three-month and six-month period ended June 30, 2001 and 2000, and the consolidated condensed statements of shareholders' equity for the period ended June 30, 2001 and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2001 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 2000, were audited by us, and we expressed an unqualified opinion on them in our report dated January 20, 2001, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.


Ocala, Florida
July 22, 2001

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations:

RESULTS OF OPERATIONS:

      Utility operating revenues decreased 3.48% in the second quarter of 2001 to $71,468 down $2,574 from the second quarter of 2000. For the first six months utility operating revenues of $142,163 were down $2,878 or 1.98% lower than the same period in 2000. The decrease in revenues for the second quarter and year to date, are due primarily to an decrease in water usage.

      The gross profit percentages for the second quarter and year to date of 2001 compared to the same periods of the prior year were maintained due to the stability in the number of customers.

      General and administrative expenses in 2001 decreased, as a percentage of utility revenues due to a bonus given management in the 2000 year. General and administrative expenses as a percentage of utility revenues were approximately 36.64% and 34.18% for the three and six month periods ended June 30, 2001 as compared to 36.30% and 35.65% for the comparable periods of 2000.

      The loss from other operations increased 170.99% in the second quarter of 2001 to $(7,428), up $4,687 from the second quarter of 2000. For the first six months the loss from other operations of $(13,563) was $10,915 or 416.44% higher than the same period in 2000. The decrease in revenues is due primarily to a decrease in interest income and the loss of the office complex tenant.

      General and administrative expenses from other operations have increased as a percentage of income from other operations due to office complex warehouse expenses for repairs and maintenance, electric and the lack of a tenant in the complex. General and administrative expenses from other operations as a percentage of income from other operations were approximately 468.05% and 423.00% for the three and six month periods ended June 30, 2001 as compared to 121.06% and 107.12% for the comparable periods of 2000.

      Net income decreased 80.19% in the second quarter of 2001 to $1,241 down $5,024 over the second quarter of 2000. For the first six months, net income of $6,035 was $8,842 or 59.43% lower than the same period in 2000. The decrease in net income in the second quarter was due primarily to the loss of the tenant in the complex.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

      The Company maintains 56.36% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The company has been maintaining the water lines and meters on a regular basis.

OTHER MATTERS:

   The Y2K Issue:

      The Company installed a new computer and software during the 1999 year. The Company is up and running on the new system and has not encountered any Y2K problems.

                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

      There were no reportable events for the quarter ended June 30, 2001 nor have there been any material developments during the quarter.

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


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: ___August 15, 2001__________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      PRINCIPAL FINANCIAL OFFICER