Form 10-Q/A
period 2001-09-30
HOLIDAY GULF HOMES INC
filed 2001-12-18
CIK 82179

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 2001

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.


Common Stock, $.01 Par Value - 1,903,853 shares as of September 30, 2001.

                                    INDEX

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES


                                                                        PAGE
PART 1. - FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - September 30, 2001 and
           December 31, 2000...........................................  3-4

        Consolidated Statements of Operations - For the three
          months ended September 30, 2001 and 2000 and for the
          nine months ended September 30, 2001 and 2000................  5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 2000 and the
          nine months ended September 30, 2001.........................    7

        Consolidated Statements of Cash Flows - For the nine
          months ended September 30, 2001 and 2000.....................    8

        Notes to Consolidated Financial Statements..................... 9-15

        Accountants' Report............................................   16


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................17-18


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   19

Item 2   Changes in Securities.........................................   19

Item 3   Defaults upon Senior Securities...............................   19

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Item 5.  Other Information.............................................   19

Item 6.  Exhibits and Reports on Form 8-K..............................   20


SIGNATURES                                                                21



                                PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                2001              2000
                                                             (Unaudited)        (Audited)
ASSETS

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs                $    329,220      $   322,987
  Less: Accumulated Depreciation                                (263,216)        (257,487)
  Less: CIAC, Net of Amortization of $518 in
        2001 and $456 in 2000                                       (807)            (869)
                                                            ------------      -----------
Net Water Plant & Equipment                                 $     65,197      $    64,631
                                                            ------------      -----------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $60,966 in 2001 and
    $59,366 in 2000                                         $     16,007      $    17,067
                                                            ------------      -----------
Net Other Property & Investments                            $     16,007      $    17,067
                                                            ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits                         $     94,881      $    76,188
  Accounts Receivable                                              5,738            6,130
  Prepaids                                                         2,312            4,215
  Other Receivables                                                  316            1,465
  Deferred Tax Benefit                                               -0-            1,370
                                                            ------------      -----------
Total Current Assets                                        $    103,247      $    89,368
                                                            ------------      -----------
OTHER ASSETS

  Deposits                                                  $      2,035      $     3,575
                                                            ------------      -----------
Total Other Assets                                          $      2,035      $     3,575
                                                            ------------      -----------

TOTAL ASSETS                                                $    186,486      $   174,641
                                                            ============      ===========

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                                            September 30,     December 31,
                                                                2001              2000
                                                             (Unaudited)        (Audited)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853 shares issued and
    outstanding in 2001 and 2000                            $     19,039      $    19,039
  Paid-In-Capital                                                116,808          116,808
  Retained Earnings                                               19,825           13,196
                                                            ------------      -----------
Total Shareholders' Equity                                  $    155,672      $   149,043
                                                            ------------      -----------
CURRENT LIABILITIES

  Accounts Payable                                          $     21,923      $    17,946
  Accrued Liabilities & Other Liabilities                          5,083            5,004
  Deferred Income                                                  3,808            2,648
                                                            ------------      -----------
Total Current Liabilities                                   $     30,814      $    25,598
                                                            ------------      -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES                  $    186,486      $   174,641
                                                            ============      ===========

















                   See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the three months ended    For the nine months ended
                                           September 30,                September 30,
                                        2001           2000          2001         2000
                                            (Unaudited)                   (Unaudited)
OPERATING REVENUES
 Water                              $    34,299    $    34,809    $  104,835    $ 107,992
 Garbage                                 26,582         26,748        80,001       80,368
 Streetlights                             8,567          8,633        25,815       25,941
 Transfer & Reconnect Fees                  630            600         1,590        1,530
                                    -----------    -----------    ----------    ---------
Total Operating Revenues            $    70,078    $    70,790    $  212,241    $ 215,831
                                    -----------    -----------    ----------    ---------
COST OF SALES
 Garbage                            $    21,009    $    20,988    $   62,979    $  62,972
 Electric                                 1,401          1,260         4,502        4,174
 Streetlights                             3,708          3,653        11,092       10,858
 Other Costs                              9,226          8,870        25,635       25,123
                                    -----------    -----------    ----------    ---------
Total Cost of Sales                 $    35,344    $    34,771    $  104,208    $ 103,127
                                    -----------    -----------    ----------    ---------
Gross Profit                        $    34,734    $    36,019    $  108,033    $ 112,704

OPERATING EXPENSES
 Depreciation & Amortization        $     1,965    $     2,064    $    5,887    $   6,183
 General & Administrative                25,191         27,341        73,917       79,054
                                    -----------    -----------    ----------    ---------
Total Operating Expenses            $    27,156    $    29,405    $   79,804    $  85,237
                                    -----------    -----------    ----------    ---------
Operating Income                    $     7,578    $     6,614    $   28,229    $  27,467

OTHER INCOME
 Rental and Late Fees               $     1,194    $     1,189    $    3,579    $  21,619
 Interest                                   746            451         2,266        1,213
                                    -----------    -----------    ----------    ---------
Total Other Income                  $     1,940    $     1,640    $    5,845    $  22,832
                                    -----------    -----------    ----------    ---------
OTHER OPERATING EXPENSES
 General and Administrative         $     8,307    $    11,182    $   24,695    $  33,883
 Depreciation                               457            556         1,380        1,667
                                    -----------    -----------    ----------    ---------
Total Other Operating Expenses      $     8,764    $    11,738    $   26,075    $  35,550
                                    -----------    -----------    ----------    ---------
Other Net Income, on Non-Utility    $    (6,824)   $   (10,098)   $  (20,230)   $ (12,718)
                                    -----------    -----------    ----------    ---------

                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the three months ended    For the nine months ended
                                           September 30,                 September 30,
                                        2001           2000           2001           2000
                                            (Unaudited)                   (Unaudited)

Net Income Before Provision
  For Income Taxes                  $       754    $    (3,484)   $     7,999    $  14,749
                                    -----------    -----------    -----------    ---------

Provision For Income Taxes          $       485    $      (665)   $     1,370    $   2,690
                                    -----------    -----------    -----------    ---------

NET INCOME                          $       269    $    (2,819)   $     6,629    $  12,059
                                    ===========    ===========    ===========    =========



EARNINGS PER SHARE                  $     .0001    $    (.0015)   $     .0035    $   .0063
                                    ===========    ===========    ===========    =========


























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE NINE MONTHS ENDED
                                      SEPTEMBER 30, 2001
                                                APPROPRIATED UNAPPROPRIATED    TOTAL
                    COMMON STOCK       PAID IN    RETAINED      RETAINED    SHAREHOLDERS'
                   SHARES     AMOUNT   CAPITAL    EARNINGS      EARNINGS       EQUITY
December 31, 1999
  (Audited)       1,903,853 $  19,039 $ 116,808 $      -0-   $       90,123 $     225,970
                  --------- --------- --------- ------------ -------------- -------------
Payment of 2000
  Dividends            -         -         -            -           (95,193)      (95,193)

Net Income             -         -         -            -            18,266        18,266

December 31, 2000 --------- --------- --------- ------------ -------------- -------------
 (Audited)        1,903,853 $  19,039 $ 116,808 $      -0-   $       13,196 $     149,043
                  --------- --------- --------- ------------ -------------- -------------
Net Income
 (Unaudited)           -         -         -            -             6,629         6,629
                  --------- --------- --------- ------------ -------------- -------------
September 30, 2001
 (Unaudited)      1,903,853 $  19,039 $ 116,808 $      -0-   $       19,825 $     155,672
                  ========= ========= ========= ============ ============== =============





















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            For the nine months ended
                                                                   September 30,
                                                                2001           2000
                                                                    (Unaudited)
Cash flows from operating activities
  Net Income                                                $    6,629     $   12,059
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and Amortization                                7,267          7,850
Change in assets and liabilities
  (Increase) decrease in
    Receivables                                                  1,541          4,408
    Prepaid Assets                                               1,903          1,655
    Deferred Tax Benefit                                         1,370          2,690
    Other Assets                                                 1,540           -0-
  Increase (decrease) in
    Accounts Payable                                             3,977          3,531
    Accrued Expenses & Deferred Income                           1,239          1,858
                                                            ----------     ----------
Net cash provided by operating activities                   $   25,466     $   34,051
                                                            ----------     ----------
Cash flows from investing activities
  Improvements to Utility Company Equipment                 $   (6,233)    $   (2,409)
  Purchase of Office Equipment                                    (540)          -0-
                                                            ----------     ----------
Net cash used in investing activities                       $   (6,773)    $   (2,409)
                                                            ----------     ----------
Cash flows from financing activities
  Payment of Dividends                                      $     -0-      $  (95,193)
                                                            ----------     ----------
Net cash provided by (used) in financing activities         $     -0-      $  (95,193)
                                                            ----------     ----------

Net increase (decrease) in cash                             $   18,693     $  (63,551)

Cash at beginning of period                                     76,188        144,600
                                                            ----------     ----------

Cash at end of period                                       $   94,881     $   81,049
                                                            ==========     ==========
Supplementary Disclosures of Cash Flow Information
    Interest Paid                                           $     -0-      $     -0-
    Income Tax Paid                                         $     -0-      $     -0-

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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Earnings Per Share--

      Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the period ( 1,903,853 shares in 2000 and for the first nine months of 2001).

(2) - LONG-TERM DEBT:

      There was no debt as of September 30, 2001 or December 31, 2000.

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

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at September 30, 2001 and December 31, 2000:
                                             September 30,      December 31,
                                                 2001               2000

      Land, Buildings, Office Equipment
        and Furniture                        $     76,973       $    76,433
      Water, Plant and Equipment                  329,220           322,987
      CIAC, Net of Amortization                      (807)             (869)
                                             ------------       -----------
         Total Property and Equipment        $    405,386       $   398,551

      Less: Accumulated Depreciation             (324,182)         (316,853)
                                             ------------       -----------
         Net Property and Equipment          $     81,204       $    81,698
                                             ============       ===========

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the nine months ended September 30, 2001 and 2000.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month. The rent paid as of September 30, 2001 and 2000 was $4,770, and $4,770 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 2001       $  1,590
            December 31, 2002          5,300
                                    --------
                    Total           $  6,890
                                    ========

      The Company owns an office/warehouse rental facility consisting of three tenants. Two have month to month leases. The other lease is a five-year lease which was renewed in June, 1995 and expired June, 2000. The tenants of the five year lease did not resign. Management is reviewing the options to either replace the tenant or put the property on the market for sale. Management currently has property listed with a local Broker. It is advertised as for sale or lease.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      There are no minimum payments under any leases.


      The rental real estate held for lease is located in New Port Richey Florida. The companies investment in this rental property is as follows at September 30, 2001:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (57,427)
                                          --------
                                          $ 15,286
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                         September 30,    December 31,
                                             2001            2000

      Net Operating Loss Carryforwards   $     -0-        $    6,752
                                         -----------      ----------

      Applicable Tax Rate
           (15% Federal, 5.5% State)     $     1,370      $    1,370

      Valuation Allowance                     (1,370)          -0-
                                         -----------      ----------
      Amount Per Balance Sheet           $      -0-       $    1,370
                                         ===========      ==========

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

      The provision (benefit) for income taxes consist of the following:

                                        September 30,    December 31,
                                            2001            2000

            Current                     $     -0-        $     -0-
            Deferred                    $    1,370       $    2,129


      Income Tax Expense Consisted of the following:

                                         September 30,    December 31,
                                             2001            2000

      Provision for income taxes:

            Federal Income Tax           $    1,200       $   3,025

            State Income Tax                    170             885

            Deferred Tax Benefit               -0-           (1,781)
                                         ----------       ---------
                                         $    1,370       $   2,129
                                         ==========       =========

      The reconciliation of income tax computed at the U.S. federal statutory tax rates (34%) to income tax expense for the nine months ended September 30, 2001 and the year ended December 31, 2000 is:

                           September 30, 2001          December 31, 2000

                         AMOUNT         PERCENT      AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  2,720          34.00      $  6,940         34.00
Surtax exemption         (1,520)        (19.00)       (4,137)       (20.28)
State income tax-
  net of federal
  tax benefits              170           2.13           885          4.34
Permanent differences
  and other                -0-            0.00           222          1.09
Deferred Tax Benefit       -0-            0.00        (1,781)        (8.71)
                       --------         ------      --------        ------
                       $  1,370          17.13      $  2,129         10.44
                       ========         ======      ========        ======

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) - INCOME TAXES: (CONTINUED)

Operating Loss Carryforwards--

         The Company has no loss carryforwards as of September 30, 2001.

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

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS

            Nine Mo Year    Nine Mo Year    Nine Mo Year   Nine Mo  Year
            Ended   Ended   Ended   Ended   Ended   Ended  Ended    Ended
            9/30/01 2000    9/30/01 2000    9/30/01 2000   9/30/01  2000
            Water   Water   Garbage Garbage Street  Street
            Service Service Pick-Up Pick-Up Lights  Lights Totals   Totals

Revenues     106,425 144,750  80,001 107,126 25,815 34,747  212,241 286,623

Depreciation
 and
 Amortization  5,887   8,328    -       -      -      -       5,887   8,328

Segment
 Profit       (2,936) (3,839) 14,121  21,920 12,209 19,146   23,394  37,227

Segment
 Assets      329,220 322,987    -       -      -      -     329,220 322,987

Expenditures
 for Segment
 Assets        6,233   3,680    -       -      -      -       6,233   3,680

ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida


      We have reviewed the accompanying consolidated condensed balance sheets of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of September 30, 2001 and the related consolidated condensed statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of shareholders' equity for the period ended September 30, 2001 and the consolidated condensed statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the management of Holiday Gulf Homes, Inc..

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2001 consolidated condensed financial statements in order for them to be in conformity with generally accepted accounting principles.

      The financial statements for the year ended December 31, 2000, were audited by us, and we expressed an unqualified opinion on them in our report dated January 20, 2001, but we have not performed any auditing procedures since that date.



                                          ARNOLD AND CO., P.A.

Ocala, Florida
November 09, 2001

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues decreased 1.00% in the third quarter of 2001 to $70,078 down $712 from the third quarter of 2000. For the first nine months utility operating revenues of $212,241 were $3,590 or 1.67% lower than the same period in 2000. The decrease in revenues for the third quarter and year to date, are due primarily to a decrease in water, garbage and streetlight usage.

       The gross profit percentage for the third quarter of 2001 compared to the same period of the prior year dropped by 1.32% due to the lower usage and slightly higher costs. The year to date gross profit percentage decreased by 1.32% to 50.90% compared to 52.22% for the three quarters ended September 30, 2000. This decrease was a result of lower usage and slightly higher costs for the nine months ended September 30, 2001.

       General and administrative expenses decreased as a percentage of utility revenues due to a bonus to management in 2000. General and administrative expenses as a percentage of utility revenues were approximately 35.95% and 34.83% for the three and nine month periods ended September 30, 2001 as compared to 38.62% and 36.63% for the comparable periods of 2000.

       Income from other operations increased 18.29% in the third quarter of 2001 to $1,940, up $300 over the third quarter of 2000. For the first nine months income from other operations of $5,845 was $16,987, or 74.40% lower than the same period in 2000. The decrease in revenues is due primarily to the loss of rental income.

       General and administrative expenses from other operations have increased as a percentage of income from other operations due to a bonus to management in 2000 and a decrease in rental income in 2000. General and administrative expenses from other operations as a percentage of income from other operations were approximately 428.20% and 681.83% for the three and nine month periods ended September 30, 2001 as compared to 422.50% and 148.40% for the comparable periods of 2000.

       Net income  increased 109.54% in the third quarter of 2001 to  $269 up $3,088, over the third quarter of 2000. For the first nine months, net income of $6,629 was $5,430 or 45.03% lower than the same period in 2000. The increase in net income in the third quarter and decrease in net income for the nine months was due primarily to the issuance of a management bonus and a decrease in rental income in the 2000 year.

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations: (Continued)

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company maintains 55.36% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The company has been maintaining the water lines and meters on a regular basis.

OTHER MATTERS:

   The Y2K Issue:

   The Company installed a new computer and software during the 1999 year. The Company is up and running on the new system and has not encountered any problems.

                          PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

           There were no reportable events for the quarter ended September 30, 2001 nor have there been any material developments during the quarter.

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

       (a)  Annual Meeting of stockholders was held on June 30, 2001.

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

           Eileen Falla left the company on August 1, 2001. Along with her notice of termination of employment, Eileen resigned her position as Treasurer of the corporation. The duties of Treasurer were assumed by Ronnie Mohr on August 28, 2001.

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