Form 10-K
period 2001-12-31
HOLIDAY GULF HOMES INC
filed 2002-04-16
CIK 82179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004


                                  FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2001

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

                YES          X                    NO

The number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2001.


Common Stock, $.01 Par Value - 1,903,853 shares


The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001.


Common Stock, $.01 Par Value - $ 149,043









                                    PART I

ITEM 1. BUSINESS

(a)  General Business

     The majority of revenues for the 2001, 2000, and 1999 years were derived from the water and garbage operations of two subsidiaries. Presently the management of Holiday-Gulf Homes, Inc. believes these subsidiaries will continue to provide a majority of the revenue.

(b)  Narrative Description of Business

     The Company has two utility company subsidiaries and a land development subsidiary. The utility subsidiaries represent the operating source of revenue.These companies bill customers on a monthly basis for water and garbage charges. The utility companies are operated by an outside contractor. The rates charged by the utility companies are set by the Florida Public Service Commission.

Patents, etc.

     There are no patents, licenses, franchises or concessions held by the Company which it deems important and material for an understanding of its business.

Research and Development

     No money was spent by the Company during the years ended
December 31, 2001, 2000, and 1999 on research activities.

Federal, State, and Local Regulations

     The utility subsidiaries are subject to the Florida Public Service Commission regulations. There are no material estimated capital expenditures for the current or succeeding years. All reports required by the Florida Public Service Commission have been filed.

Personnel

     The Company as of December 31, 2001, employed one person full time. The Company's employee is not represented by a union.

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

The land development subsidiary owns a warehouse and office complex located in New Port Richey, Florida for which they receive rent on a monthly basis. The annual rents and late fees totaled $5,329 for 2001, $22,796 for 2000, and $40,161 for 1999.

     (b) The Company owns five well lots where Crestridge Utility
Corporation is located.  These lots house the pumping station and wells.

     (c) The Company owns two well lots where Holiday Gardens
Utilities, Inc. is located. These lots house the pumping station and wells.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Annual meeting of stockholders was held June 30, 2001 for the December 31, 2000 year.

(b) Elected directors and executive officers for the upcoming 2001 year were:

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

                 None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Holiday-Gulf Homes, Inc.'s Common stock is traded on the over the counter market. Generally, excluding limited or sporadic quotations, there is no market for such stock. The number of record holders of Holiday-Gulf
Homes, Inc. Common Stock at December 31, 2001 was 450.

     The Company distributed dividends of $0 in 2001, $95,193 in
February, 2000, $95,192 in July, 1998, $95,193 in January, 1997,
$95,193 in April, 1995, $95,192 in April, 1993, $95,192 in
October, 1990, $95,192 in December, 1989 and $95,192 in March, 1988.
For the ten years prior to the 1988 dividend the Company had not made any distributions.
ITEM 6. SELECTED FINANCIAL DATA
                                 YEARS ENDED DECEMBER 31,
                       2001       2000       1999       1998       1997

Utility Revenues   $ 283,309  $ 286,623  $ 283,844  $ 280,045  $ 280,803

Net Income Before
  Provision For
  Income Taxes     $  14,378  $  20,395  $  50,697  $  60,104  $  57,137

Net Income Per
  Common Share
  Before Provision
  For Income Taxes $    .008  $    .011  $    .027  $    .032  $    .030

Net Income         $  13,008  $  18,266  $  40,697  $  47,604  $  45,237

Net Income Per
  Common Share     $    .007  $    .010  $    .021  $    .025  $    .024

Total Assets       $ 188,408  $ 174,641  $ 251,994  $ 216,829  $ 262,781

Long-Term Debt     $   -0-    $   -0-    $   -0-    $   -0-    $   -0-

Cash Dividends
  Declared Per
  Share            $   -0-	$   .050   $   -0-    $    .050  $   .050


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

     The Company maintains 57% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. the Company has been maintaining the water lines and meters on a regular basis.

(b)  Results of Operations

     The majority of the revenues are generated by the utility companies. The companies completed a rate increase audit with the Public Service Commission in 1992. The new rates became effective in 1993.

     The rates increased in 2001, 2000, and 1999 due to indexing.

     Utility operating revenues decreased 1.2% in 2001 to $283,309 down $3,314 from 2000. The revenues in 2000 increased .98% to $286,623 up $2,779 from 1999. The decrease in 2001 was due to fluctuations in water revenues and usage.

     The gross profit percentages for the years 2001, 2000 and 1999 of 51.2%, 51.70% and 50.65%, respectively, were maintained due to the stability in the number of customers.

     General and administrative expenses have decreased as a percentage of utility revenues in 2001 compared to 2000 and 1999 as a result of decreases in management compensation. General and administrative expenses as a percentage of utility revenues were approximately 34.10% in 2001 as compared to 35.00% and 31.87% for 2000 and 1999.

     Income from other operations decreased 66.40% in 2001 to $8,202, down $16,212 from 2000 and decreased 44.23% in 2000, down $20,049 over 1999. The decrease in revenues was due primarily to loss of a tenant in July, 2000.

     General and administrative expenses from other operations have increased as a percentage of income from other operations in 2001 compared to 2000, and 1999 as a result of an increase in management costs. General and administrative expenses from other operations as a percentage of income from other operations were approximately 416.07% in 2001 as compared to 179.23% and 87.39% for 2000 and 1999.

     Net income decreased 28.7% in 2001 to $13,008, down $5,258 from 2000 and decreased 55.12% in 2000, down $22,431 from 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(c)  Other Matters

     The Y2K Issue

     The Company installed a new computer and software during the 1999 year .. The Company is up and running on the new system and has not encountered any Y2K problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of Holiday-Gulf Homes, Inc., included in the annual report to shareholders are incorporated herein by reference:

          Consolidated Balance Sheets - December 31, 2001 and 2000

          Consolidated Statements of Operations - Years ended
December 31, 2001, 2000, and 1999

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows - Years ended
December 31, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements -
December 31, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	During the year, the Company changed auditors from Arnold and Company, P.A. to Purvis, Gray and Company, C.P.A.'s. This change was not a result of a disagreement with the predecessor auditor.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME           AGE    BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

      Linda Emerick         56     Director  and  President  of  Holiday-Gulf
Homes, Inc. since June 23, 1987. Mrs. Emerick serves as Chief Executive Officer. Emerick was a Director and Secretary-Treasurer of Hillrow, Inc. July, 1966 through June, 1989. She is currently operating a consulting and management service.

      Thomas L. Burkett     64    Director and Vice President of  Holiday-
Gulf Homes, Inc. since June 23, 1987. Mr. Burkett is retired from 31 years District Sales Manager with Gehl Company of West Bend, WI. He is currently associated with Fraley Truck & Implement Sales, Inc., Rushville, IN.

      Ronnie L. Mohr        53   Director and Secretary of Holiday -
Gulf Homes, Inc. since December 29, 1992. Mr. Mohr has been engaged in farming for 37 years and has been a Director and Board Chairman of R & S Mohr Family Farms, Inc. since 1981. He is on the Board of Directors of Ag-One Coop, Inc.; Central Indiana Power; Wabash Valley Power Association, Inc.; and Land O'Lakes, Inc.

Following the resignation of Eileen M. Falla, who retired on August 1, 2001, the office of Treasurer was combined with that of Secretary at a duly called Board of Directors meeting August 28, 2001.
  Ronnie L. Mohr assumed the position of Secretary-Treasurer.

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

     There were no stock appreciation rights or options to purchase securities from the Company granted to, exercised by, or realized by an officer or director of the Company during the fiscal years ended December 31, 2001, 2000 and 1999.

     There were no loans from directors as of December 31, 2001 and 2000.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 2001, with respect to the ownership of Common Stock by all shareholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers of the Company as a group. The percentages stated are based upon 1,903,853 issued shares of Common Stock.

                                       AMOUNT OF BENEFICIAL       PERCENTAGE
                                            OWNERSHIP              OF TOTAL
         NAME AND ADDRESS               (NUMBER OF SHARES)          SHARES

Anita Jane Duckworth                        173,334                    9.10%
3242 W Old Franklin Rd
Shelbyville, Indiana

Fred W. Garver                              154,000                    8.09%
3831 N London Rd
Fairland, Indiana

Linda & Wray Emerick                         43,642                    2.29%
8318 W 600 South
Edinburgh, Indiana
(Linda - Director & Officer)

Donald R. Pence                             220,500                   11.58%
6598 W 1150 S
Edinburgh, Indiana

E.J. Terpstra                               110,000                    5.78%
4681 N State Rd 9
Shelbyville, Indiana

Ronnie & Sarah Mohr                         202,000                   10.61%
5200 E 600 N
Greenfield, Indiana
(Ronnie - Director & Officer)

Thomas L. Burkett                            50,000                    2.63%
1609 N Fort Wayne Rd
Rushville, Indiana
(Director & Officer)

All Directors and Officers as a group (3)   295,642                   15.53%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.








                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits and financial statement schedules

     1.  Financial Statements

     Among responses to this ITEM 14 are the following financial statements which are incorporated herein by reference in ITEM 8 above:

            (  i)	Consolidated Balance Sheets - December 31, 2001 and 2000.

            ( ii)	Consolidated Statements of Operations - Years ended
December
31, 2001, 2000, and 1999.

(iii) Consolidated Statements of Shareholders' Equity -
(iv) Years ended December 31, 2001, 2000, and 1999.

            ( iv)	Consolidated Statements of Cash Flows - Years ended
December 31, 2001, 2000, and 1999.

            (  v)	Notes to Consolidated Financial Statements -
December 31, 2001.

     2.  Supplementary Data and Financial Statement Schedules

            (  i)	None.

     3.  Exhibits required by Item 601 of Regulation S-K.

            ( 21)	Subsidiaries of the Company.

                                                    PERCENTAGE OF SECURITIES
                                   JURISDICTION OF  DIRECTLY OR INDIRECTLY
           NAME                     INCORPORATION   OWNED BY THE COMPANY

Holiday-Gulf Builders, Inc.            Florida                  100%
Crestridge Utility Corporation         Florida                  100%
Holiday Gardens Utilities, Inc.        Florida                  100%

	(b) Reports on Form 8-K
The Company filed one Form 8-K in early 2002 to report a change of auditors.
Exhibit 16 attached.

	(c) Consent of Predecessor Auditor
The predecessor auditor has consented to incorporation by reference of its report on January 23, 2001. Exhibit 23 Attached.



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


(Signature and Title)		/Linda Emerick/Signature on File
				Linda Emerick, President and Director


Date:					April 15, 2002



(Signature and Title)		/Thomas L. Burkett/Signature on File
				Thomas L. Burkett, Vice President and Director


Date:					April 15, 2002



(Signature and Title)		/Ronnie L. Mohr/Signature on File
				Ronnie L. Mohr, Secretary-Treasurer and Director


Date:					April 15, 2002





















                /LETTERHEAD OF PURVIS, GRAY AND COMPANY/

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

     We have audited the accompanying consolidated balance sheet of HOLIDAY-GULF HOMES, INC. (a Minnesota corporation) AND SUBSIDIARIES as of December 31,
 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Holiday-Gulf Homes, Inc. as of December 31, 2000, and for the years ended December 31, 2000 and December 31, 1999, were audited by other auditors whose report dated January 23, 2001, expressed an unqualified opinion on those statements.

     Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	We were unable to obtain sufficient evidential information to determine the financial and corporate effects relating to the official status of the parent's corporate charter in the State of Minnesota. The tax ramifications of this situation could be material to these consolidated financial statements, however, additional research is necessary to estimate the amount of such liability, if any.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding the estimated tax liability relative to the official status of the parent's corporate charter, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holiday-Gulf Homes, Inc. and Subsidiaries, as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                   PURVIS, GRAY AND COMPANY
February 5, 2002
Ocala, Florida






                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2001 AND 2000

ASSETS

                                                       2001             2000

WATER, PLANT AND EQUIPMENT

  Water Plant & Equipment, at Original Costs     $    330,124          $322,987
  Less:  Accumulated Depreciation                    (265,528)         (257,487)
  Less:  CIAC, Net of Amortization of $538 in
         2001 and $456 in 2000                           (787)             (869)
                                                  ------------      ------------
Net Water Plant & Equipment                      $     63,809      $     64,631
                                                 ------------      ------------
OTHER PROPERTY AND INVESTMENTS

  Non-Utility Property less Accumulated
    Depreciation of $61,456 in 2001 and
    $59,366 in 2000                              $     15,420      $     17,067
                                                 ------------      ------------
Net Other Property & Investments                 $     15,420      $     17,067
                                                 ------------      ------------
CURRENT ASSETS

  Cash and Certificates of Deposits              $     96,061      $     76,188
  Accounts Receivable                                   6,662             6,130
  Prepaids                                              4,126             4,215
  Other Receivables                                       295             1,465
  Deferred Tax Benefit                                      0             1,370
                                                 ------------      ------------
Total Current Assets                             $    107,144      $     89,368
                                                 ------------      ------------
OTHER ASSETS

  Deposits and Prepaids                          $      2,035      $      3,575
                                                 ------------      ------------
Total Other Assets                               $      2,035      $      3,575
                                                 ------------      ------------
TOTAL ASSETS                                     $    188,408      $    174,641
                                                 ============      ============
   "See accompanying summary of accounting policies and notes to financial statements."












                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2001 AND 2000

SHAREHOLDERS' EQUITY AND LIABILITIES


                                                     2001              2000

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 shares authorized
    and 1,903,853  shares issued  and
    outstanding in 2001 and 2000             $     19,039      $     19,039
  Paid-In-Capital                                 116,808           116,808
  Retained Earnings                                26,204            13,196
                                             ------------      ------------
Total Shareholders' Equity                   $    162,051      $    149,043
                                             ------------      ------------

CURRENT LIABILITIES

  Accounts Payable                           $     18,055      $     17,946
  Accrued Liabilities & Other Liabilities           5,190             5,004
  Deferred Income                                   3,112             2,648
                                             ------------      ------------
Total Current Liabilities                    $     26,357      $     25,598
                                             ------------      ------------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES   $    188,408      $    174,641
                                             ============      ============












   "See accompanying summary of accounting policies and notes to financial statements."












                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                               2001                  2000                1999

OPERATING REVENUES
  Water                  $   139,104            $  142,800          $  139,708
  Garbage                    107,257               107,126             107,362
  Streetlights                34,633                34,747              34,764
  Transfer & Reconnect Fees    2,315                 1,950               2,010
                          ----------            ----------          ----------
Total Operating Revenues   $ 283,309            $  286,623          $  283,844
                         -----------            ----------          ----------
COST OF SALES
  Garbage                $    83,982            $   83,953          $   83,762
  Electric                     6,106                 5,683               5,641
  Streetlights                14,795                14,506              14,359
  Other Costs                 33,332                34,106              36,317
                         -----------            ----------          ----------
Total Cost of Sales      $   138,215            $  138,248          $  140,079
                         -----------            ----------          ----------
Gross Profit             $   145,094            $  148,375          $  143,765

OPERATING EXPENSES
  Depreciation &
    Amortization         $     8,303            $    8,328          $    8,229
  General & Admin             96,486               100,308              90,447
                         -----------            ----------          ----------
Total Operating Expenses $   104,789            $  108,636          $   98,676
                          ----------            ----------          ----------
Operating Income         $    40,305            $   39,739          $   45,089

OTHER INCOME
  Rental and Late Fees   $     5,329            $   22,796          $   40,161
  Interest                     2,873                 2,001               4,302
  Loss on Disposition
     of Assets                   -0-                  (383)                -0-
                         -----------            ----------          ----------
Total Other Income       $     8,202            $   24,414          $   44,463
                         -----------            ----------          ----------



   "See accompanying summary of accounting policies and notes to financial statements."












                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                2001                  2000                1999

OTHER OPERATING EXPENSES
  General and Admin       $    32,287            $   41,535          $   36,183
  Depreciation                  1,842                 2,223               2,672
                          -----------            ----------          ----------
Total Other
   Operating Expenses     $    34,129            $   43,758          $   38,855
                          -----------            ----------          ----------

Other Net Income (Loss)   $   (25,927)           $  (19,344)         $    5,608
                           -----------            ----------         ----------

Net Income Before Provision
    For Income Taxes      $    14,378            $   20,395          $   50,697

PROVISION FOR
    INCOME TAXES          $     1,370            $    2,129          $   10,000
                          -----------            ----------          ----------

NET INCOME                $    13,008            $   18,266          $   40,697
                          ===========            ==========          ==========


EARNINGS PER SHARE        $      .007            $     .010          $     .021
                          ===========            ==========          ==========














   "See accompanying summary of accounting policies and notes to financial statements."








                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                           APPROPRIATED  UNAPPROPRIATED   TOTAL
              COMMON STOCK       PAID IN     RETAINED      RETAINED       S/HS'
           SHARES      AMOUNT    CAPITAL     EARNINGS      EARNINGS       EQUITY


12/31/98 1,903,853  $ 19,039  $ 116,808   $ 12,403     $  49,426      $ 197,676
         ---------  --------  ---------   --------     ---------      ---------
Repayment of Old
Dividends               -          -       (10,055)        -           (10,055)

Record Payable to State
  for Dividends Unclaimed          -       ( 5,004)         -          ( 5,004)

Return of Unclaimed
  1998 Dividends        -          -         2,656          -             2,656

Net Income                          -          -            40,697       40,697
           ---------  --------  ---------   --------     ---------    ---------
12/31/99   1,903,853  $ 19,039  $ 116,808   $ -0-        $  90,123    $ 225,970
           ---------  --------  --------- --------       ---------      -------
Payment of 2000
  Dividends   -          -           -          -          (95,193)    (95,193)

Net Income             -         -            -             18,266       18,266
          ---------  --------  ---------   --------      ---------     --------
12/31/000  1,903,853  $ 19,039  $ 116,808   $  -0-      $  13,196     $ 149,043
          ---------  --------  ---------   --------     ---------     ---------

Net Income                                                 13,008        13,008
          ---------  --------  ---------   --------     ---------     ---------
12/31/01   1,903,853  $ 19,039  $ 116,808   $  -0-      $  26,204     $ 162,051
           =========  ========  =========   ========    =========     =========













   "See accompanying summary of accounting policies and notes to financial statements."





                          HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                          2001            2000            1999

Cash flows from operating activities
  Net Income                        $   13,008      $   18,266       $  40,697
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and
      Amortization                      10,145          10,551          10,901
Change in assets and liabilities
  (Increase) decrease in
     Receivables                           638           2,539          (1,353)
     Other Assets                        1,540          (1,540)           -0-
     Prepaid Assets                         89          (1,442)          2,089
     Deferred Tax Benefit (Note 7)       1,370           2,130          10,000
  Increase (decrease) in
     Accounts Payable                      109          (1,358)          1,339
     Accrued Expenses, Deferred
 Income & Other Liabilities                650             932           5,532
                                    ----------      ----------      ----------
Net cash provided by operating
     activities                     $   27,549      $   30,078      $   69,205
                                    ----------      ----------      ----------
Cash flows from investing activities
    Improvements to Utility
       Company Equipment            $   (7,137)     $   (3,680)     $   (8,078)
    Office Complex Improvements
       & Office                           (539)           -0-             (193)
    Assets Retired                        -0-              383            -0-
                                    ----------      ----------      ----------
Net cash used
    in investing activities         $   (7,676)     $   (3,297)     $   (8,271)
                                     ----------      ----------      ----------
Cash flows from financing activities
    Payment of Dividends                $-0-        $  (95,193)     $    -0-
    Return of Unclaimed Dividends        -0-             -0-             2,656
    Payment of Unclaimed Dividends       -0-             -0-           (15,059)
                                     ----------      ----------      ----------
Net cash used in
    financing activities            $    -0-        $  (95,193)     $  (12,403)
                                     ----------      ----------      ----------
Net increase (decrease) in cash     $  (19,873)     $  (68,412)     $   48,531
Cash at beginning of year           $   76,188     $   144,600      $   96,069
                                    ----------      ----------      ----------
Cash at end of year                 $   96,061      $   76,188      $  144,600
                                    ==========      ==========      ==========
Supplementary Disclosures of Cash Flow
  Information
    Interest Paid                  $    -0-        $    -0-        $    -0-
    Income Tax Paid                $    -0-        $    -0-        $    -0-

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

     The land development company owns an office building/warehouse rental operation. There are no future plans for development.

Principles of Consolidation--

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recognition of Income from Utility Operations--

     The majority of the Company's revenues are generated by two Utility Companies. These Companies recognize revenues on a monthly basis. The use is based on actual meter readings by an outside independent contractor. The independent contractor also provides services for other utility companies in the area. The independent contractors fees are based on a set amount per customer plus any additional repairs. The revenue earned from the December meter reading date to the end of the year is not considered significant and not recorded as unbilled revenue at December 31.

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

Earnings Per Share--

     Earnings per share of Common Stock is computed based upon weighted average number of shares outstanding for the year (1,903,853 shares in 2001, 2000 and 1999).

(2) - LONG-TERM DEBT:

     There was no debt at the end of 2001 or 2000.

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


















                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) - PROPERTY AND EQUIPMENT:

     The property and equipment accounts consisted of the following at December 31, 2001 and December 31, 2000:

                                                2001              2000

        Land, Buildings, Office
          Equipment and Furniture           $     76,973      $     76,432
        Water, Plant and Equipment               330,124           322,987
        CIAC, Net of Amortization                   (787)             (869)
                                            ------------      ------------
            Total Property and Equipment    $    406,310      $    398,550
        Less: Accumulated Depreciation          (326,984)         (316,852)
                                            ------------      ------------
            Net Property and Equipment      $     79,326      $     81,698
                                            ============      ============

	Depreciation expense for the years ended December 31, 2001 and December 31, 2000, were $10,132 and $10,634, respectively.

(5) - RELATED PARTY TRANSACTIONS:

     There were no related party transactions during the 2001 and 2000 years.

(6) - LEASES AND LEASE COMMITMENTS:

     The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month through October, 2002. The rent paid in 2001 was $6,360, 2000 was $6,360 and in 1999 was $6,201.

     The following is a schedule of future minimum lease payments:

          December 31, 2002         $  5,300
                                    ========


     The Company owns an office/warehouse rental facility consisting of two tenants who are on month to month leases.













                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

     There are no  minimum payments under this lease.

     The rental real estate held for lease is located in New Port Richey, Florida. The company's investment in this rental property is included in Non-Utility Property as follows at December 31, 2001:

      Warehouse and Office Building        $ 29,323
      Improvements                           43,390
                                           --------
                                           $ 72,713

      Less: Accumulated Depreciation        (57,876)
                                           --------
                                           $ 14,837
                                           ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                          2001        2000        1999

      Net Operating Loss Carryforwards $   -0-     $   6,752   $  27,717
                                       =========   =========   =========

      Applicable Tax Rate
           (15% Federal, 5.5% State)   $   -0-     $   1,370   $   5,200

      Valuation Allowance                  -0-         -0-        (1,700)
                                       ---------   ---------   ---------

      Amount Per Balance Sheet         $   -0-     $   1,370   $   3,500
                                       =========   =========   =========















                   HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) - INCOME TAXES: (CONTINUED)

    The provision (benefit) for income taxes consist of the following:

                                           2001       2000      1999

           Current                       $  1,370   $  -0-    $  -0-
           Deferred                          -0-      2,129    10,000


    Income Tax Expense Consisted of the following:

                                            2001       2000      1999

    Provision for income taxes:

           Federal Income Tax            $  1,200   $  3,025  $  7,425

           State Income Tax                   170        885     2,575

           Deferred Tax
             Benefit                         -0-      (1,781)     -0-
                                         --------   --------  --------
                                         $  1,370   $  2,129  $ 10,000
                                         ========   ========  ========

    The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense is:

                             2001              2000              1999
                        AMOUNT  PERCENT   AMOUNT  PERCENT   AMOUNT  PERCENT

    Tax at U.S.
      Statutory rates $  4,889    34.00  $  6,940   34.00  $ 17,240   34.00
    Surtax exemption   ( 3,866)  (26.90)   (4,137) (20.28)  (10,200) (20.11)
    State income tax-
      net of federal
      tax benefits         170     1.18       885    4.34     2,575    5.08
    Permanent
      differences
      and other            177     1.23       222    1.09       385     .76
    Deferred Tax
      Benefit             -0-       -      (1,781)  (8.71)      -       -
                      --------    -----  --------   -----  --------   -----
                      $  1,370     9.51  $  2,129   10.44  $ 10,000   19.73
                      ========    =====  ========   =====  ========   =====








                    HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying value of financial instruments approximate fair values.


(8) - SEGMENT INFORMATION:

      Holiday Gulf Homes, Inc. operates two utility companies and a rental facility. The utility companies are reported as operating revenues and the rental property is reported as other income. Management has specified in the Consolidated Statements of Income the breakdown of both the utility and rental properties.

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS


                                 2001             2000          1999

REVENUES
   Water and Reconnect and
       Transfer Fees          $ 141,419        $ 144,750      $ 141,718
   Garbage Pick-up              107,257          107,126        107,362
   Street Lights                 34,633           34,747         34,764
                              ---------        ---------      ---------
      TOTAL                   $ 283,309        $ 286,623      $ 283,844
                              =========        =========      =========


                                 2001             2000          1999

DEPRECIATION &
 AMORTIZATION
  Water                       $   8,303        $   8,328      $   8,229
  Garbage Pick-up                 -0-              -0-            -0-
  Street Lights                   -0-              -0-            -0-
                              ---------        ---------      ---------
      TOTAL                   $   8,303        $   8,328      $   8,229
                              =========        =========      =========
SEGMENT PROFIT
  Water                       $  38,688       $   39,507     $   41,241
  Garbage Pick-up                  (720)          (1,618)           840
  Street Lights                  (3,709)          (4,111)        (1,876)
                              ---------        ---------      ---------
      TOTAL                   $  34,259        $  33,778      $  40,205
                              =========        =========      =========








                    HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8) - SEGMENT INFORMATION: (CONTINUED)

                                 2001             2000          1999

SEGMENT ASSETS
  Water                       $ 330,124        $ 322,987      $ 319,865
  Garbage Pick-up                 -0-              -0-            -0-

  Street Lights                   -0-              -0-            -0-
                              ---------        ---------      ---------
      TOTAL                   $ 330,124        $ 322,987      $ 319,865
                              =========        =========      =========
EXPENDITURES FOR
 SEGMENT ASSETS
  Water                       $   7,137        $   3,680      $   8,078
  Garbage Pick-up                 -0-              -0-            -0-
  Street Lights                   -0-              -0-            -0-
                              ---------        ---------      ---------
      TOTAL                   $   7,137        $   3,680      $   8,078
                              =========        =========      =========

(9) -	USE OF ESTIMATES

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.























	EXHIBIT 23          ARNOLD AND COMPANY, P.A. LETTERHEAD


CONSENT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


March 21, 2002


Holiday-Gulf Homes, Inc.
4804 Mile Stretch Drive
Holiday, Florida 34690

Gentlemen:

We consent to the incorporation by reference into the Annual Report on Form 10K filed by Holiday-Gulf Homes, Inc., of our report dated
January 23, 2001, with respect to the financial statements of Holiday-Gulf Homes, Inc. for the years ended December 31, 2000 and 1999.

	Arnold and Company, P.A.



	/Sheila Arnold/Signature on File
	Sheila P. Arnold, C.P.A.


Ocala, Florida