Form 10-Q
period 2002-03-31
HOLIDAY GULF HOMES INC
filed 2002-05-21
CIK 82179

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549-1004


                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2002

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

          YES          X                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.


Common Stock, $.01 Par Value - 1,903,853 shares as of March 31, 2002.













                                    INDEX


                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

                                                                      PAGE
PART 1. FINANCIAL INFORMATION                                        NUMBER


Item 1. Financial Statements: (Unaudited)

        Consolidated Balance Sheets - March 31, 2002 and
           December 31, 2001....................................     3-4

        Consolidated Statements of Operations - For the three
          months ended March 31, 2002 and 2001                       5-6

        Consolidated Statements of Shareholders' Equity -
          For the year ended December 31, 2001 and the
          three months ended March 31, 2002........................  7

        Consolidated Statements of Cash Flows - For the three
          months ended March 31, 2002 and 2001.....................  8

        Notes to Consolidated Financial Statements............ ....... 9-15

        Accountants'Report.........................................  16

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...... ................ 17


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................  18-19

Item 2   Changes in Securities.....................................  18-19

Item 3   Defaults upon Senior Securities...........................  18-19

Item 4.  Submission of Matters to a Vote of Security Holders.......  18-19

Item 5.  Other Information.........................................  18-19

Item 6.  Exhibits and Reports on Form 8-K..........................  20
         Exhibit 15  Consent of Independent Accountant               20

SIGNATURES                                                           21









                               PART 1. FINANCIAL INFORMATION

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                 March 31,       December 31,
                                                   2002             2001
                                                ___________      ____________
                                                (Unaudited)       (Audited)

ASSETS

WATER, PLANT & EQUIPMENT

  Water Plant & Equipment, at Original Costs   $    330,762      $   330,124
  Less: Accumulated Depreciation                   (267,581)        (265,528)
  Less: CIAC, Net of Amortization of $559 in
        2002 and $538 in 2001                          (766)            (787)
                                               ------------      -----------
Net Water Plant & Equipment                    $     62,415      $    63,809
                                               ------------      -----------
OTHER PROPERTY & INVESTMENTS

  Non-Utility Property, less Accumulated
    Depreciation of $62,038 in 2002 and
    $61,456 in 2001                            $     14,935      $    15,420
                                               ------------      -----------
Net Other Property & Investments               $     14,935      $    15,420
                                               ------------      -----------
CURRENT ASSETS

  Cash and Certificates of Deposits            $    103,085      $    96,061
  Accounts Receivable                                 4,667            6,662
  Prepaids                                            9,637            4,126
  Other Receivables                                     145              295
  Deferred Tax Benefit                                    0                0
                                               ------------      -----------
Total Current Assets                           $    117,534      $   107,144
                                               ------------      -----------
OTHER ASSETS

  Deposits                                     $      2,035      $     2,035
                                               ------------      -----------
Total Other Assets                             $      2,035      $     2,035
                                               ------------      -----------

TOTAL ASSETS                                   $    196,919      $   188,408
                                               ============      ===========






                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS




                                                 March 31,      December 31,
                                                    2002            2001
                                                ___________     ___________
                                                (Unaudited)      (Audited)


SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY

  Capital Stock, 5,000,000 Shares Authorized
    and 1,903,853 Shares Issued and
    Outstanding in 2002 and 2001               $    19,039       $    19,039
  Paid-In-Capital                                  116,808           116,808
  Retained Earnings                                 26,009            26,204
                                                ----------       -----------
Total Shareholders' Equity                     $   161,856       $   162,051
                                               -----------       -----------
CURRENT LIABILITIES

  Accounts Payable                             $    22,006       $    18,055
  Accrued Liabilities & Other Liabilities           11,149             5,190
  Deferred Income                                    1,908             3,112
                                               -----------       -----------
Total Current Liabilities                      $    35,063       $    26,357
                                               -----------       -----------

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES     $   196,919       $   188,408
                                               ===========       ===========




















                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months Ended
                                                          March 31,_____
                                                   2002            2001
                                                ___________     __________
                                                        (Unaudited)
OPERATING REVENUES
 Water                                      $    36,076       $    34,822
 Garbage                                         27,038            26,757
 Streetlights                                     9,861             8,636
 Transfer & Reconnect Fees                        1,266               480
                                            -----------       -----------
Total Operating Revenues                    $    74,241       $    70,695
                                            -----------       -----------
COST OF SALES
 Garbage                                    $    21,043       $    20,981
 Electric                                         1,511             1,480
 Streetlights                                     3,693             3,677
 Other Costs                                      8,657             8,401
                                            -----------       -----------
Total Cost of Sales                         $    34,904       $    34,539
                                            -----------       -----------
Gross Profit                                $    39,337       $    36,156

OPERATING EXPENSES
 Depreciation & Amortization                $     2,053       $     1,956
 General & Administration                        32,901            22,413
                                            -----------       -----------
Total Operating Expenses                    $    34,954       $    24,369
                                            -----------       -----------
Operating Income                            $     4,383       $    11,787

OTHER INCOME
 Rental and Late Fees                       $     1,762       $     1,208
 Interest                                           560               802
 Loss on Disposition of
  Assets                                          -0-               -0-
                                            -----------       -----------
Total Other Income                          $     2,322       $    2,010
                                            -----------       -----------
OTHER OPERATING EXPENSES
 General and Administrative                 $     4,641       $     7,652
 Depreciation                                       485               466
                                            -----------       -----------
Total Other Operating
   Expenses                                 $     5,126       $     8,118
                                            -----------       -----------






                      See accompanying notes and accountants' report.
                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended
                                                          March 31,
                                                   2002            2001
                                                ___________     __________
                                                        (Unaudited)
Other Net (Loss) on Non-Utility             $   (2,804)       $   (6,108)
                                            -----------       -----------
Net Income Before Provision
  For Income Taxes                          $     1,579       $    5,679


Provision For Income Taxes                  $     1,774       $      885
                                            -----------       -----------

NET (LOSS)INCOME                            $     (195)       $    4,794
                                            ===========       ===========


(LOSS)EARNINGS PER SHARE                    $   (.0001)       $     .003
                                            ===========       ===========































                      See accompanying notes and accountants' report.

                        HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED DECEMBER 31, 2001 AND THE THREE MONTHS ENDED
                                      MARCH 31, 2002



                                           Appropriated  Unappropriated Total
                  Common Stock     Paid In   Retained       Retained    S/H'S'
                Shares     Amount  Capital   Earnings       Earnings    Equity

December 31,
 2000        1,903,853  $  19,039 $ 116,808 $  -0-    $   13,196   $  149,043
 (Audited)   ---------  --------- --------- --------  ----------   ----------

Net Income       -          -          -        -         13,008       13,008

December 31, ---------  ---------  --------- --------  ----------   ----------
 2001       1,903,853  $  19,039  $ 116,808 $  -0-    $   26,204   $  162,051
 (Audited)  ---------  ---------  --------- --------  ----------   ----------

Net (Loss)
 (Unaudited)    -           -          -        -           (195)        (195)

March 31,    ---------  ---------  --------- --------  ----------   ----------
 2002       1,903,853  $  19,039  $ 116,808 $  -0-    $   26,009   $  161,856
 (Unaudited)=========  =========  ========= ========  ==========   ==========




























                      See accompanying notes and accountants' report.

                         HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the three months ended
                                                             March 31,
                                                    ________________________
                                                       2002            2001_
                                                           (Unaudited)
Cash Flows From Operating Activities
  Net (Loss)Income                               $     (195)     $    4,794
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                     2,517           2,422
Change in Assets and Liabilities
  (Increase) Decrease In
    Receivables                                       2,142           1,086
    Prepaid Assets                                   (5,508)          1,083
    Deferred Tax Benefit                                  0             885
  Increase (decrease) in
    Accounts Payable                                  3,951          (3,379)
    Accrued Expenses, Deferred Income & Other
      Liabilities                                     4,755           1,026
                                                 ----------      ----------
Net Cash Provided by Operating Activities        $    7,662      $    7,917
                                                 ----------      ----------
Cash Flows From Investing Activities
  Improvements to Utility Company Equipment      $     (638)     $   (1,192)
  Office Complex Improvements & Office                    0            (540)
                                                  ----------      ----------
Net Cash Used in Investing Activities            $     (638)     $   (1,732)
                                                  ----------      ----------
Cash Flows From Financing Activities
  Payment of Dividends                           $     -0-       $     -0-
                                                 ----------      ----------
Net Cash Provided by (Used In) Financing
  Activities
                                                 $     -0-       $     -0-
                                                 ----------      ----------

Net Increase (Decrease) in Cash                  $    7,024      $    6,185

Cash at Beginning of Period                          96,061          76,188
                                                 ----------      ----------

Cash at End of Period                            $  103,085      $   82,373
                                                 ==========      ==========
Supplementary Disclosures of Cash Flow Information
  Interest Paid                                  $    -0-        $    -0-
  Income Tax Paid                                $    1,370      $    -0-







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

Basis of Presentation--

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Accounts Receivable--

      The accounts receivable represent amounts due from customers for monthly streetlight, garbage and water service. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary.

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

Allocation of Dividends--

      To the extent dividends were paid in excess of current year's earnings and profits and accumulated earnings and profits, they have been allocated against paid in capital.

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

Earnings Per Share--

      Earnings per share of common stock is computed based upon weighted average number of shares outstanding for the period (1,903,853 shares in 2001 and for the first three months of 2002).

(2) - LONG-TERM DEBT:

      There was no debt as of March 31, 2002 or December 31, 2001.

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







                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(4) - PROPERTY AND EQUIPMENT:

      The property and equipment accounts consisted of the following at March 31, 2002 and December 31, 2001:
                                              March 31,        December 31,
                                                 2002             2001
                                             __________       ____________
      Land, Buildings, Office
         Equipment and Furniture            $     76,973      $     76,973
      Water, Plant and Equipment                 330,762           330,124
      CIAC, Net of Amortization                     (766)             (787)
                                            ------------      ------------
         Total Property and Equipment       $    406,969      $    406,310

      Less: Accumulated Depreciation            (329,619)         (326,984)
                                            ------------      ------------
         Net Property and Equipment         $     77,350      $     79,326
                                            ============      ============

(5) - RELATED PARTY TRANSACTIONS:

      There were no related party transactions during the three months ended March 31, 2002 and 2001.

(6) - LEASE AND LEASE COMMITMENTS:

      The Company is leasing office space in Knollwood Plaza under a three-year lease expiring in October, 2002. The lease is $530 per month, through October, 2002. The rent paid as of March 31, 2002 and 2001 was $1,590, and $1,590 respectively.

         The following is a schedule of future minimum lease payments:

            December 31, 2002         $3,710
                                    ========

      The Company owns an office/warehouse rental facility consisting of two tenants who have month to month leases.















                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6) - LEASES AND LEASE COMMITMENTS: (CONTINUED)

      There are no minimum payments under this lease.

      The rental real estate held for lease is located in New Port Richey, Florida. The Company's investment in this rental property is as follows at March 31, 2001:

      Warehouse and Office Building       $ 29,323
      Improvements                          43,390
                                          --------
                                          $ 72,713

      Less: Accumulated Depreciation       (58,323)
                                          --------
                                          $ 14,390
                                          ========

(7) - INCOME TAXES:

      Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Sources of temporary differences and the resulting tax assets and liabilities are as follows:

                                           March 31,       December 31,
                                             2002             2001
                                           ________        __________
      Net Operating Loss Carryforwards    $   -0-         $    -0-
                                          ---------       ------------

      Applicable Tax Rate
        (15% Federal, 5.5% State)         $   -0-         $    -0-

      Valuation Allowance                     -0-              -0-
                                          ---------       ------------
      Amount Per Balance Sheet            $   -0-         $    -0-
                                          =========       ============

      The provision (benefit) for income taxes consist of the following:

                                          March 31,         March 31,
                                            2002              2001
                                          ________         ___________
            Current                      $   1,774       $      -0-
            Deferred                         -0-                 485







                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) - INCOME TAXES: (CONTINUED)

      Income tax expense consisted of the following:

                                         March 31,          March 31,
                                           2002              2001
                                         ________        ___________
      Provision for income taxes:

            Federal Income Tax           $   1,497       $        845

            State Income Tax                   277                 40

            Deferred Tax Benefit              -0-               -0-
                                         ---------       ------------
                                         $   1,774       $        885
                                         =========       ============

      The reconciliation of income computed at the U.S. federal statutory tax rates (34%) to income tax expense for the three months ended March 31, 2002 and the year ended March 31, 2001 is:

                            March 31, 2002              March 31, 2001
                        AMOUNT         PERCENT       AMOUNT        PERCENT

Tax at U.S.
  Statutory Rates      $  -0-            34.00      $  1,930         34.00
Surtax Exemption          -0-           (19.10)       (1,085)       (19.10)
State Income Tax-
  Net of Federal
  Tax Benefits             277             .70            40           .70
Permanent Differences
  and Other              1,497            3.20         -0-            -0-
Deferred Tax Benefit      -0-              -0-         -0-            -0-
                       -------          ------      --------        ------
                       $ 1,774           18.80      $    885         15.60
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

DISCLOSURE OF SEGMENT PROFIT AND SEGMENT ASSETS
REVENUES                                  3/31/02            3/31/01
     Water and Reconnect and
      Transfers Fees                     $ 37,342           $ 35,302
     Garbage Pick-Up                       27,038             26,757
     Street Lights                          9,861              8,636
                                         --------           --------
           TOTAL                         $ 74,241           $ 70,695
DEPRECIATION &                           ========           ========
  AMORTIZATION
     Water                               $  2,053           $  1,956
     Garbage Pick-Up                         -0-                -0-
     Street Lights                           -0-                -0-
                                         --------           --------
           TOTAL                         $  2,053           $  1,956
                                         ========           ========
SEGMENT PROFIT
     Water                               $  7,286           $ 10,420
     Garbage Pick-Up                       (1,896)               147
     Street Lights                         (1,665)              (548)
                                         --------           --------
           TOTAL                         $  3,725           $ 10,019
                                         ========           ========
SEGMENT ASSETS
     Water                               $330,762           $324,179
     Garbage Assets                         -0-                -0-
     Street Lights                          -0-                -0-
                                         --------           --------
           TOTAL                         $330,762           $324,179
                                         ========           ========
EXPENDITURES FOR
 SEGMENT ASSETS
     Water                               $    638           $  1,192
     Garbage Pick-Up                        -0-                -0-
     Street Lights                          -0-                -0-
                                         --------           --------
           TOTAL                         $    638           $  1,192
                                         ========           ========






                          ACCOUNTANTS' REPORT
To the Board of Directors
Holiday-Gulf Homes, Inc. and Subsidiaries
Holiday, Florida

      We have reviewed the accompanying consolidated balance sheet of Holiday-Gulf Homes, Inc. (a Minnesota corporation) and subsidiaries as of March 31, 2002 and the related consolidated statement of operations, shareholders' equity, and cash flows for the three months ended March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Holiday-Gulf Homes, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matter discussed in the following paragraph, we are not aware of any material modifications that should be made to the accompanying March 31, 2002 consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We were unable to obtain sufficient evidential information to determine the financial and corporate effects relating to the official status of the parent's corporate charter in the State of Minnesota. The tax ramifications of this situation could be material to these consolidated financial statements, however, additional research is necessary to estimate the amount of such liability, if any.

The March 31, 2001 consolidated financial statements of Holiday-Gulf Homes, Inc. were reviewed by other accountants, whose report dated May 8, 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 2001, were audited by us, and we expressed a qualified opinion on them in our report dated February 5, 2002, but we have not performed any auditing procedures since that date.


Ocala, Florida
April 29, 2002
                                     PURVIS, GRAY AND COMPANY








                 HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations:

RESULTS OF OPERATIONS:

       Utility operating revenues increased 5.02% in the first quarter of 2002 to $74,241 up $3,546 over the first quarter of 2001. The utility revenue increase was a result of fluctuations in water usage.

       The gross profit percentages for the first quarter of 2002 increased due to an increase in water usage.

       General and administrative expenses have increased, due to additional cost allocations to general and administrative expense, as a percentage of utility revenues. General and administrative expenses as a percentage of utility revenues were approximately 44.32% and 31.70% for the three month periods ended March 31, 2002 and 2001.

       Income from other operations increased 15.52% in the first quarter of 2002 to $2,322, up $312 from the first quarter of 2001. This was due to minor fluctuations in expenditures.

       General and administrative expenses from other operations have decreased as a percentage of income from other operations. General and administrative expenses from other operations as a percentage of income from other operations were approximately 199.87% and 380.70% for the three month periods ended March 31, 2002 and 2001.

       Net income decreased in the first quarter of 2002 to ($195) down $4,794 from the first quarter of 2001.

LIQUIDITY AND SOURCES OF CAPITAL:

       The Company maintains 52.35% of its assets in cash and other current assets. At present there are no plans for expansion and no material repairs are anticipated for the utility companies. The company has been maintaining the water lines and meters on a regular basis.


















                         PART II. OTHER INFORMATION

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings.

       There were no reportable events for the quarter ended March 31, 2002 nor have there been any material developments during the quarter.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       (a)  Annual Meeting of stockholders was held on June 30, 2001.

       (b)  Elected directors and executive officers were:

              Linda Emerick     - President and Director
              Thomas L. Burkett - Vice President and Director
              Ronnie L. Mohr    - Secretary and Director
              Eileen M. Falla   - Treasurer

        Following the resignation of Eileen M. Falla, who retired on August 1, 2001, the office of Treasurer was combined with that of Secretary at a duly called Board of Directors meeting August 8, 2001. Ronnie L. Mohr assumed the position of Secretary-Treasurer.

(c) Other matters voted upon and the number of affirmative votes and negative votes cast with respect to each such matter.

              None

Item 5.  Other Information.

       The Company declared and distributed a dividend of $.05 per share in February 2000. The declared dividend required the use of $95,193 cash.









                   PART II.  OTHER INFORMATION, CONTINUED

                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K.

                                                DESCRIPTION
       (a)  Exhibits

               Exhibit 15
               Consent of Independent Accountant
                 The predecessor accountant has consented to incorporation by reference of its report dated May 8, 2001.
                 See Exhibit 15 Attached


       (b)  Report on Form 8-K                    None








































                 /Letterhead of Arnold and Company, C.P.A's/








                                                                EXHIBIT 15
                                 CONSENT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

May 10, 2002



Holiday-Gulf Homes, Inc.
4804 Mile Stretch Drive
Holiday, Florida  34690

Gentlemen:

We consent to the incorporation by reference into the March 31, 2002 Form 10Q filed by Holiday-Gulf Homes, Inc., of our report dated May 8, 2001, with respect to the financial statements of Holiday-Gulf Homes, Inc. for the three months ended March 31, 2001.


                                            Arnold and Company, P.A.



                                            /Signature on File/
                                            Sheila P. Arnold, C.P.A.

Ocala, Florida














                  HOLIDAY-GULF HOMES, INC. AND SUBSIDIARIES

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HOLIDAY-GULF HOMES, INC.
(Registrant)


DATE: ____________________________    ___________________________________
                                      LINDA EMERICK, PRESIDENT -
                                      C.E.O











??